Form 10-Q
period 2013-06-30
Marlin Midstream Partners, LP
filed 2013-09-05
CIK 1575599

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-36018

Marlin Midstream Partners, LP
(Exact Name of Registrant as Specified in its Charter)

Delaware		46-2627595
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification Number)
2105 CityWest Boulevard Suite 100 Houston, Texas 77042 (832) 200-3702		77042
(address of principal executive offices)		(Zip Code)
(832) 200-3702
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☑
* The registrant became subject to such requirements on July 25, 2013
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232,405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                            Smaller reporting company ☐
Accelerated filer     ☐        Non-accelerated filer ☑
(Do not check if smaller reporting company)
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). Yes ☐ No ☑

There were 17,805,194 common units outstanding as of August 28, 2013.

MARLIN MIDSTREAM PARTNERS, LP
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2013

The information in this report relates to periods that ended prior to the completion of Marlin Midstream Partners, LP's initial public offering, and prior to the effective dates of certain of the agreements discussed herein. Consequently, the unaudited condensed combined financial statements and related discussion of financial condition and results of operations contained in this report pertain to the combined businesses and assets of Marlin Midstream, LLC and its subsidiaries and Marlin Logistics, LLC.

Unless the context otherwise requires, references in this report to “we,” “our,” “us,” or like terms, when used in a historical context, refer to the combined businesses and assets of Marlin Midstream, LLC and its subsidiaries and Marlin Logistics, LLC, and when used in the present tense or prospectively, refer to Marlin Midstream Partners, LP and its subsidiaries.

2

GLOSSARY OF TERMS

The following are definitions of certain terms used in this Quarterly Report on Form 10-Q:

Bbl: One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to oil or other liquid hydrocarbons.
Bbls/d: Stock tank barrel per day.
Bbls/hr: Stock tank barrel per hour.
condensate: A natural gas liquid with a low vapor pressure, mainly composed of propane, butane, pentane and heavier hydrocarbon fractions.
crude oil: A mixture of hydrocarbons that exists in liquid phase in underground reservoirs.
dry gas: A natural gas primarily composed of methane and ethane where heavy hydrocarbons and water either do not exist or have been removed through processing.
end-user markets: The ultimate users and consumers of transported energy products.
Mcf: One thousand cubic feet.
MMBtu: One million British Thermal Units.
MMcf: One million cubic feet.
MMcf/d: One million cubic feet per day.
Natural gas liquids, or NGLs: The combination of ethane, propane, normal butane, isobutane and natural gasolines that when removed from natural gas become liquid under various levels of higher pressure and lower temperature.
residue gas: The dry gas remaining after being processed or treated.
tailgate: Refers to the point at which processed natural gas and natural gas liquids leave a processing facility for end-user markets.
throughput: The volume of natural gas transported or passing through a pipeline, plant, terminal or other facility during a particular period.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

MARLIN MIDSTREAM PARTNERS, LP
CONDENSED COMBINED BALANCE SHEETS AS OF JUNE 30, 2013 AND DECEMBER 31, 2012
(in thousands)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,531	$5,555
Accounts receivable	4,164	6,722
Accounts receivable—affiliates	160	96
Inventory	359	294
Prepaid assets	142	95
Other current assets	3,455	836
Total current assets	10,811	13,598
PROPERTY, PLANT AND EQUIPMENT, NET	170,591	165,139
OTHER ASSETS	1,107	2,059
TOTAL ASSETS	$182,509	$180,796
LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES
Accounts payable	$4,722	$1,900
Accrued liabilities	1,511	1,319
Accounts payable—affiliates	2,951	4,034
Fair value of derivative liabilities	45	72
Current portion of long-term debt	6,250	6,250
Total current liabilities	15,479	13,575
LONG-TERM LIABILITIES
Accounts payable—affiliates	11,692	14,692
Long-term debt	124,625	120,250
Total liabilities	151,796	148,517
MEMBER’S EQUITY
Member's equity (Note 1)	30,713	32,279
Total member's equity	30,713	32,279
TOTAL LIABILITIES AND MEMBER'S EQUITY	$182,509	$180,796
The accompanying notes are an integral part of these condensed combined financial statements.

MARLIN MIDSTREAM PARTNERS, LP
CONDENSED COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
REVENUES:
Natural gas, NGLs and condensate revenue	$3,844	$6,630	$7,080	$14,593
Gathering, processing and other revenue	6,450	2,559	10,674	5,165
Gathering, processing and other revenue—affiliates	4	63	47	127
Total Revenues	10,298	9,252	17,801	19,885
OPERATING EXPENSES:
Cost of natural gas, NGLs and condensate revenue	1,367	2,098	2,443	4,253
Cost of natural gas, NGLs and condensate revenue—affiliates	1,313	1,909	2,765	3,127
Operation and maintenance	3,445	3,909	7,082	7,715
Operation and maintenance—affiliates	255	188	500	270
General and administrative	962	686	2,115	1,231
General and administrative—affiliates	359	245	694	521
Property and other taxes	332	219	577	428
Depreciation expense	2,050	1,921	4,035	3,777
Total operating expenses	10,083	11,175	20,211	21,322
Operating income	215	(1,923)	(2,410)	(1,437)
Interest expense, net of amounts capitalized	(1,426)	(1,120)	(2,724)	(2,261)
Gain (loss) on interest rate swap	5	(73)	(6)	(441)
Net loss	$(1,206)	$(3,116)	$(5,140)	$(4,139)
Other comprehensive income (loss)
Deferred gain from cash flow hedges	—	—	—	689
Reclassification of deferred gain from cash flow hedges into net income	—	—	—	(752)
Comprehensive loss	$(1,206)	$(3,116)	$(5,140)	$(4,202)
The accompanying notes are an integral part of these condensed combined financial statements.

MARLIN MIDSTREAM PARTNERS, LP
CONDENSED COMBINED STATEMENT OF MEMBER'S EQUITY FOR THE YEAR ENDED DECEMBER 31, 2012 AND THE SIX MONTHS ENDED JUNE 30, 2013
(in thousands)

Member's Equity
Balance - December 31, 2011	$32,274
Capital contributions	4,374
Net loss	(4,306)
Deferred gain from cash flow hedges	689
Reclassification of deferred gain from cash flow hedges	(752)
Balance - December 31, 2012	$32,279

Member's Equity
(unaudited)
Balance—December 31, 2012	$32,279
Capital contributions	3,574
Net loss	(5,140)
Balance—June 30, 2013	$30,713
The accompanying notes are an integral part of these condensed combined financial statements.

MARLIN MIDSTREAM PARTNERS, LP
CONDENSED COMBINED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
JUNE 30, 2013 AND 2012
(in thousands)

	Six Months Ended June 30,
	2013	2012
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(5,140)	$(4,139)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation expense	4,035	3,777
Amortization of deferred financing costs	334	182
Unrealized loss on derivatives	(34)	(618)
Unrealized loss on derivatives—affiliates	—	(345)
Changes in assets and liabilities:
Decrease in accounts receivable	2,558	2,984
(Increase) decrease in accounts receivable—affiliates	(60)	1,264
(Increase) decrease in inventory	(65)	73
(Increase) decrease in prepaid assets	(47)	7
(Increase) decrease in other current assets	(2,704)	166
Decrease in other assets	709	—
Increase in accounts payable	1,752	296
Increase in accrued liabilities	192	349
Increase (decrease) in accounts payable—affiliates	(4,089)	5,445
Net cash provided by (used in) operating activities	(2,559)	9,441
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(8,414)	(6,749)
Net cash used in investing activities	(8,414)	(6,749)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing of long-term debt	8,000	—
Repayments on long-term debt	(3,625)	(3,250)
Member capital contributions	3,574	837
Net cash provided by financing activities	7,949	(2,413)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,024)	279
CASH AND CASH EQUIVALENTS—Beginning of Period	5,555	431
CASH AND CASH EQUIVALENTS—End of Period	$2,531	$710

Supplemental Cash Flow Information:
Cash paid for interest	$2,807	$2,174
Accrual of Construction-in-progress and capital expenditures	$1,706	$1,185
Cash paid for income taxes	$40	$11
The accompanying notes are an integral part of these condensed combined financial statements.

MARLIN MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(UNAUDITED)

1. ORGANIZATION AND FORMATION OF THE PARTNERSHIP
Organization
Marlin Midstream Partners, LP (the "Partnership") is a midstream energy company that offers (i) natural gas gathering, compression, dehydration, treating, processing, and hydrocarbon dew-point control and transportation services to producers, marketers and third-party pipeline companies, and (ii) crude oil transloading services to Associated Energy Services, LP ("AES"), an affiliate of the Partnership.
The Partnership is a Delaware limited partnership, formed in April 2013 by NuDevco Partners, LLC and its affiliates (“NuDevco”). NuDevco, a sole member limited liability company formed on August 27, 2010 under the Texas Limited Liability Company Act (“TLLCA”), is an affiliate of Spark Energy Ventures, LLC (“SEV”), a sole member limited liability company formed on October 8, 2007 under the TLLCA. NuDevco and SEV are both wholly owned by W. Keith Maxwell III. SEV was the sole member of Marlin Midstream, LLC and its subsidiaries ("Marlin Midstream"), and Mr. Maxwell was the sole member of Marlin Logistics, LLC prior to the closing of the Partnership's initial public offering of 6,875,000 common units representing a 38.6% limited partner interest in the Partnership on July 31, 2013 ("IPO") as discussed below. Concurrently, with the closing of the IPO, the Partnership also executed a new credit facility as discussed below.
In connection with the closing of the IPO, SEV contributed all of its interest in Marlin Midstream to the Partnership, and Mr. Maxwell contributed all of his interest in Marlin Logistics, LLC ("Marlin Logistics") to the Partnership, through a series of transfers of interest in entities all under the common control of Mr. Maxwell in exchange for wholly owned subsidiaries of NuDevco receiving common units and all of the Partnership’s subordinated units and incentive distribution rights. The contribution of entities, as discussed above, to the Partnership is not considered a business combination accounted for under the purchase method, as it was a transfer of assets and operations under common control and, accordingly, balances were transferred at their historical cost. The Partnership's historical condensed combined financial statements prior to the IPO are prepared using Marlin Midstream's and Marlin Logistics' historical basis in the assets and liabilities, and include all revenues, costs, assets and liabilities attributed to these entities for the periods presented.
The Partnership’s general partner, Marlin Midstream GP, LLC manages the Partnership’s activities subject to the terms and conditions specified in the Partnership’s partnership agreement. The Partnership’s general partner is owned by NuDevco Midstream Development, LLC ("NuDevco Midstream Development"), an indirect wholly owned subsidiary of NuDevco. The operations of the general partner, in its capacity as general partner, are managed by its board of directors. Actions by the general partner that are made in its individual capacity will be made by NuDevco Midstream Development as the sole member of the Partnership's general partner and not by the board of directors of the general partner. The partnership's general partner will not be elected by the Partnership's unitholders and will not be subject to re-election on a regular basis in the future. The officers of the general partner will manage the day-to-day affairs of the Partnership's business.
Marlin Midstream was formed November 26, 2002 as a sole member limited liability company under the TLLCA. Marlin Midstream is a midstream energy company offering the following midstream services: natural gas gathering, compression, dehydration, treating, processing and hydrocarbon dew-point control and transportation services to producers, third-party pipeline companies and marketers.
Marlin Logistics, formerly known as FuelCo Energy, LLC, was formed August 26, 2010 as a sole member limited liability company under the TLLCA. Marlin Logistics is a crude oil logistics company that offers crude oil transloading services.
As a company with less than $1.0 billion in revenues during its last fiscal year, the Partnership qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other regulatory requirements for up to five years that are otherwise applicable generally to public companies, such as no requirement to provide selected financial data in their annual reports for any period prior to the earliest audited period presented in connection with their first registration statement under the Securities Act or the Exchange Act that became effective.
The Partnership will remain an emerging growth company for five years unless, prior to that time, annual revenues total more than $1.0 billion, have a market value for the common units held by non-affiliates of more than $700 million as of June 30 of the year a determination is made whether the Partnership deemed to be a “large accelerated filer,” as defined in

Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or issue more than $1.0 billion of non-convertible debt over a three-year period.
As a result of our election to avail ourselves of certain provisions of the JOBS Act, the information that we provide may be different than what you may receive from other public companies in which you hold an equity interest.

Initial Public Offering of Marlin Midstream Partners, LP
On July 31, 2013, the Partnership completed the IPO of 6,875,000 common units, representing a 38.6% limited partner interest, to the public for $20.00 per common unit, less an underwriting discount of $1.20 per common unit. After the closing of the IPO, substantially all the Partnership's gross margin is generated under fee-based commercial agreements, the substantial majority of which have minimum volume commitments.
Net proceeds to the Partnership from the IPO were $128.6 million, after underwriting discount and structuring fees. Using those proceeds, the Partnership repaid its existing credit facility of approximately $121.9 million and the outstanding revolving credit facility of approximately $10.0 million, and settled its existing interest rate swap liability of approximately $0.1 million. As of June 30, 2013, the Partnership had recorded $2.1 million of deferred incremental costs directly attributable to the IPO in other current assets.
At the consummation of the IPO, the amount of common, subordinated, and general partner units is summarized in the table below:

	Number of units	Limited Partner
	at July 31, 2013	Interest
Publicly held common units	6,875,000	38.6%
Common units held by NuDevco	1,849,545	10.4%
Subordinated units held by NuDevco	8,724,545	49.0%
General partner units	356,104	2.0%
Total	17,805,194	100.0%

Our Fee-Based Commercial Agreements
Prior to the IPO, the Partnership generated revenues primarily under keep-whole and other commodity-based gathering and processing agreements with third parties and its affiliates. At the closing of the IPO, we assigned all of our existing commodity-based gathering and processing agreements with third party customers to AES and entered into a new three-year fee-based gathering and processing agreement with AES with a minimum volume commitment. At the closing of the IPO, the Partnership terminated the existing commodity-based gas gathering and processing agreement with AES, assigned to AES all of the remaining keep-whole and other commodity-based gathering and processing agreements with third party customers and entered into a new three-year fee-based gathering and processing agreement with AES with a minimum volume commitment and annual inflation adjustments.
Following the closing of the IPO, the Partnership has multiple fee-based commercial agreements in place with Anadarko Petroleum Corporation (“Anadarko”) and AES, substantially all of which include minimum volume commitments and annual inflation adjustments that will initially be the source of a substantial portion of the Partnership's revenues.
The following table summarizes certain information regarding our fee-based commercial agreements with Anadarko and AES at the closing of the IPO:

	Current Term Expiration	Renewal	Minimum Volume Commitment
Anadarko Panola County Agreement I	July 31, 2015	Year-to-year	Yes
Anadarko Panola County Agreement II	March 31, 2019	Month-to-month	Yes
AES Panola County Agreement	Three years	Year-to-year	80 MMcf/d
Anadarko Tyler County Agreement	October 31, 2015	Year-to-year	No
AES Wildcat Skid Transloading Agreement	Three years	Year-to-year	7,600 Bbls/d
AES Big Horn Skid Transloading Agreement	Three years	Year-to-year	7,600 Bbls/d
AES Master Ladder Transloading Agreement (1)	Three years	Year-to-year	3,780 Bbls/d
(1) At the closing of the IPO, the Partnership operated three ladder transloaders: one located at the Big Horn facility and two located at the Wildcat Facility. The total minimum volume commitment at the Big Horn facility is 8,860 Bbls/d and the total minimum volume commitment at the Wildcat facility is 10,120 Bbls/d.

Credit Facility
Concurrently with the closing of the IPO, the Partnership entered into a new $50.0 million senior secured revolving credit facility, which matures on July 31, 2017. If no event of default has occurred, the Partnership has the right, subject to approval by the administrative agent and certain lenders, to increase the borrowing capacity under the revolving credit facility to up to $150.0 million. At the closing of the IPO, the Partnership borrowed $25.0 million under the new revolving credit facility. The new revolving credit facility is available to fund expansions, acquisitions and working capital requirements for operations and general corporate purposes.
At our election, interest will be generally determined by reference to:

•	the Eurodollar rate plus an applicable margin between 3.0% and 3.75% per annum (based upon the prevailing senior secured leverage ratio); or

•
the alternate base rate plus an applicable margin between 2.0% and 2.75% per annum (based upon the prevailing senior secured leverage ratio). The alternate base rate is equal to the highest of Société Générale's prime rate, the federal funds rate plus 0.5% per annum or the reference Eurodollar rate plus 1.0%.

Our new revolving credit facility is secured by the capital stock of our present and future subsidiaries, all of our and our subsidiaries' present and future property and assets (real and personal), control agreements relating to our and our subsidiaries' bank accounts and other instruments, investment property, general intangibles and contract rights, including rights under any agreements with AES or Anadarko.
Our new revolving credit facility also contains covenants that, among other things, requires us to maintain specified ratios or conditions. We must maintain a consolidated senior secured leverage ratio, consisting of consolidated indebtedness under our new revolving credit facility to consolidated EBITDA of not more than 4.0 to 1.0, as of the last day of each fiscal quarter. In addition, we must maintain a consolidated interest coverage ratio, consisting of our consolidated EBITDA minus capital expenditures to our consolidated interest expense, letter of credit fees and commitment fees of not less than 2.5 to 1.0, as of the last day of each fiscal quarter.
In addition, our new revolving credit facility contains affirmative covenants that are customary for credit facilities of this type. The covenants will include delivery of financial statements and other information (including any filings made with the SEC), maintenance of property and insurance, payment of taxes and obligations, material compliance with laws, inspection of property, books and records and audits, use of proceeds, payments to bank blocked accounts, notice of defaults and certain other customary matters. See also Note 4.
Other Transactions in Connection with the Consummation of the IPO:
On July 31, 2013, in connection with the closing of the IPO, the following transactions occurred:

•	the Partnership's general partner maintained its 2.0% general partner interest, and all of the Partnership's incentive distribution rights were issued to Marlin IDR Holdings, LLC;

-8

•
the Partnership issued 1,849,545 common units and 8,724,545 subordinated units to NuDevco Midstream Development for the contributions by SEV and Mr. Maxwell, representing a 49.0% limited partner interest in the Partnership;

•
the Partnership transferred to affiliates of NuDevco (i) the Partnership's 50% interest in a CO2 processing facility located in Monell, Wyoming, (ii) certain transloading assets and purchase commitments owned by Marlin Logistics that are not currently under a service contract, (iii) certain property, plant and equipment and other equipment not yet in service and (iv) certain other immaterial contracts;

•	NuDevco assumed $11.7 million of the non-current accounts payable balance owed by Marlin Midstream to affiliates of SEV and Marlin Midstream was released from such obligations; and

•
the Partnership entered into an omnibus agreement with the general partner and its affiliates that addresses (i) the management and administrative services to be provided by NuDevco to the Partnership and the corresponding fees and expense reimbursements to be paid to NuDevco in connection therewith, (ii) the indemnification obligations between NuDevco and the Partnership for environmental and other liabilities and the operation of assets and (iii) the Partnership's right of first offer on certain of NuDevco Midstream Development's midstream energy assets.

2. BASIS OF PRESENTATION
The condensed combined financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").
In preparing financial statements in accordance with GAAP, management makes informed judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses. Management evaluates its estimates and related assumptions regularly, utilizing historical experience and other methods considered reasonable under the particular circumstances. Changes in facts and circumstances or additional information may result in revised estimates and actual results may differ from these estimates. Effects on the business, financial condition and results of operations resulting from revisions to estimates are recognized when the facts that give rise to the revision become known. The information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the condensed combined financial statements. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results which may be expected for the full year or for any interim period. The condensed combined financial statements include the accounts of the Partnership and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
Certain information and note disclosures commonly included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. Accordingly, the accompanying consolidated financial statements and notes should be read in conjunction with the Partnership’s prospectus relating to the IPO, as filed with the SEC on July 29, 2013. Management believes that the disclosures made are adequate to make the information not misleading.
The accompanying condensed combined financial statements have been prepared in accordance with Regulation S-X, Article 3, General Instructions as to Financial Statements and Staff Accounting Bulletin ("SAB") Topic 1-B, Allocations of Expenses and Related Disclosures in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity. Certain expenses incurred by SEV are only indirectly attributable to its ownership of Marlin Midstream prior to the IPO. As a result, certain assumptions and estimates are made in order to allocate a reasonable share of such expenses to the Partnership, so that the accompanying condensed combined financial statements reflect substantially all costs of doing business. The allocations and related estimates and assumptions are described more fully in Note 8 ("Transactions with Affiliates"), which the Partnership believes are reasonable.
SEV has allocated various corporate overhead expenses to the Partnership based on percentage of departmental usage, wages or headcount. These allocations are not necessarily indicative of the cost that the Partnership would have incurred had it operated as an independent stand-alone entity. As such, the condensed combined financial statements do not fully reflect what the Partnership's financial position, results of operations and cash flows would have been had the Partnership operated as a stand-alone company during the periods presented. Marlin Midstream has also historically relied upon SEV and its affiliates as a participant in SEV's credit facility. As a result, historical financial information is not necessarily indicative of what the Partnership's results of operations, financial position and cash flows will be in the future.

Subsequent events have been evaluated through the date these financial statements are issued. Any material subsequent events that occurred prior to such date have been properly recognized or disclosed in the condensed combined financial statements.
Segment Reporting
The Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 280, Segment Reporting, established standards for entities to report information about the operating segments and geographic areas in which they operate. The Partnership operates two segments and all of its operations are located in the United States. Our crude oil logistics segment had no material assets or operations as of or prior to June 30, 2013.
Net Income Per Unit
The Partnership has omitted net income per unit for all historical periods because the Partnership operated under a sole member equity structure for the periods presented, which is different than the capital structure resulting from the consummation of the IPO and, as a result, the per unit data would not be meaningful to investors.
Recent Accounting Pronouncements
In December 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-11, Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11"). ASU 2011-11 retains the existing offsetting requirements and enhances the disclosure requirements to allow investors to better compare financial statements prepared under GAAP with those prepared under International Financial Reporting Standards ("IRFS"). On January 31, 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities ("ASU 2013-01"). ASU 2013-01 limits the scope of the new balance sheet offsetting disclosure to derivatives, repurchase agreements and securities lending transactions. Both standards are effective for interim and annual periods beginning January 1, 2013 and should be applied retrospectively. The Partnership adopted both standards on January 1, 2013. The standards did not have an effect on the Partnership's condensed combined financial statement footnotes,as the Partnership's derivative financial instruments are not presented on a net basis in the Partnership' s condensed combined balance sheets.
In February 2013, the FASB issued ASU No. 2013-02, Reporting Amounts Reclassified Out of Accumulated Comprehensive Income ("ASU 2013-02"), related to the reporting of amounts reclassified out of accumulated other comprehensive income.This guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in the related notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period .For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The guidance is effective for annual reporting periods, and interim period s within those years, beginning after December 15, 2012. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. As such, the Partnership can delay the adoption of certain accounting standards until these standards would otherwise apply to private companies. The Partnership has elected to delay such adoption of new or revised accounting standards, and as a result, the Partnership will not adopt ASU 2013-02 until interim periods in 2014 as required by nonpublic entities.

3. PROPERTY, PLANT AND EQUIPMENT
Net property, plant and equipment are composed of the following:

MARLIN MIDSTREAM PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(in thousands)	Estimated Useful Lives (Years)	June 30, 2013	December 31, 2012
Gas processing plants (1)	5 – 40	$132,548	$132,690
Gathering pipelines and related equipment	5 – 40	47,254	36,853
Land and rights of way	—	11,264	8,197
Construction-in-progress	—	8,783	12,557
Information technology and other	2 – 10	2,262	2,396
Office building	15	306	306
Autos	5	357	296
Total		202,774	193,295
Accumulated depreciation		(32,183)	(28,156)
Property, plant and equipment, net		$170,591	$165,139
_________________________

(1)	Includes inlet and residue pipelines and connections.

The Partnership’s principal assets consist of two related natural gas processing facilities located in Panola County, Texas, a natural gas processing facility located in Tyler County, Texas, a 50% interest in a CO2 processing facility located in Monell, Wyoming, two natural gas gathering systems connected to its Panola County processing facilities and two NGL transportation pipelines that connect its Panola County and Tyler County processing facilities to third party NGL pipelines. The Partnership was responsible for the design and construction of the Monell facility. Anadarko was designated as an operator of the Monell facility who has exclusive right to operate the facility until terminated by unanimous vote of the owners. Revenue generated from and capital expenditures and operating expenses incurred in connection with the operation of the plant are allocated on a pro-rata basis in proportion to each owner's ownership interest. The Partnership records its proportional cost of the Monell facility and its share of revenues and expenses in its condensed combined financial statements, as earned and incurred, respectively. For the three months and six months ended June 30, 2013 and 2012, the Partnership recorded revenues of $0.1 million and $0.4 million and $0.1 million and $0.7 million , respectively, and recorded expenses of $0.1 million and $0.1 million and $0.3 million and $0.3 million, respectively, attributable to the Monell facility in connection with the collaborative arrangement. These revenues are recorded in natural gas, NGLs and condensate revenue and the expenses are recorded in operation and maintenance in the condensed combined statements of operations.
As of June 30, 2013 and December 31, 2012, property, plant and equipment, net recorded in the condensed combined balance sheets attributable to the Monell facility was $3.2 million and $3.5 million, respectively.
The cost of property, plant and equipment classified as “Construction-in-progress” is excluded from costs being depreciated. These amounts represent property that is not yet suitable to be placed into productive service as of the respective balance sheet date.
Depreciation expense was $2.1 million and $1.9 million for the three months ended and $4.0 million and $3.8 million for the six months ended June 30, 2013 and 2012, respectively.

4. LONG-TERM DEBT AND INTEREST EXPENSE
Long-term debt consists of the following:

(in thousands)	June 30, 2013	December 31, 2012
Term loan	$121,875	$125,000
Revolving credit facility	9,000	1,500
Total debt	130,875	126,500
Less: current maturities	6,250	6,250
Total long-term debt	$124,625	$120,250

MARLIN MIDSTREAM PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In October 2007, SEV and all of its subsidiaries (collectively, the “Borrowers”), including Marlin Midstream, entered into a credit agreement, which provided for a working capital facility, a term loan and a revolving credit facility (the “Credit Agreement”), as co-borrowers and were jointly and severally liable for amounts borrowed under the Credit Agreement. The Credit Agreement was secured by substantially all of the assets of SEV and its subsidiaries, including all of Marlin Midstream’s assets.
The Credit Agreement was amended on May 30, 2008 to provide for a $177.5 million working capital facility, a $100.0 million term loan, and a $35.0 million revolving credit facility. On January 24, 2011, the Borrowers amended and restated the Credit Agreement (the “Fifth Amended Credit Agreement”) to decrease the working capital facility to $150.0 million, to increase the term loan to $130.0 million and to eliminate the revolving credit facility.
On December 17, 2012, the Borrowers amended and restated the Fifth Amended Credit Agreement to decrease the working capital facility to $70.0 million, to decrease the term loan to $125.0 million and to reinstate the revolving credit facility in the amount of $30.0 million (the “Sixth Amended Credit Agreement”). The Sixth Amended Credit Agreement matures on December 17, 2014.
Although Marlin Midstream is jointly and severally liable for SEV’s borrowings, Marlin Midstream has not historically had access to the working capital facility, but was the primary recipient of the proceeds from the term loan and revolving credit facility.
The Partnership applies ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date (“ASU 2013-04”), which prescribes the accounting for joint and several liability arrangements. This guidance requires an entity to measure its obligation resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. Based on the Sixth Amended Credit Agreement and understanding among the Borrowers, the term loan and the revolving credit facility are assigned specifically to Marlin Midstream. The Partnership has recognized the proceeds from the term loan and the revolving credit facility on its condensed combined balance sheets at June 30, 2013 and December 31, 2012 in the amount of $130.9 million and $126.5 million, respectively, which represent the amounts Marlin Midstream agreed with the other borrowers to pay, and the amounts Marlin Midstream expects to pay.

Term Loan and Revolving Credit Facility
The revolving credit facility and term loan are available: (a) for Marlin Midstream’s general corporate purposes and (b) to finance Marlin Midstream’s capital expenditures and acquisitions. At any time, or from time to time, borrowings outstanding under the revolving credit facility and term loan may be repaid in whole or in part without any financial penalty.
The Sixth Amended Credit Agreement contains various operational and financial covenants that are typical for these types of agreements and may restrict Marlin Midstream from assuming certain types of debt, granting liens, selling substantial portions of assets, transferring assets, merging, dissolving, or otherwise materially changing the character of the business. Marlin Midstream was in compliance of all covenants as of June 30, 2013.
Term loan
The term loan consisted of outstanding borrowings of $125.0 million as of December 17, 2012 under the Sixth Amended Credit Agreement. The term loan requires quarterly principal payments of $1.6 million to maturity, with the balance of $112.5 million due on December 17, 2014.
Under the Sixth Amended Credit Agreement, Marlin Midstream may elect to have loans under the term loan bear interest either (i) at a Eurodollar based rate plus a margin ranging from 3.50% to 4.25% depending on SEV’s consolidated funded indebtedness ratio then in effect, or (ii) at a base rate loan plus a margin ranging from 2.50% to 3.25% depending on SEV’s consolidated funded indebtedness ratio then in effect.
The interest rate for the term loan was 3.95% and 3.96% at June 30, 2013 and December 31, 2012, respectively.
Revolving credit facility
The revolving credit facility was reinstated on December 17, 2012 with a borrowing capacity of $30.0 million as part of the Sixth Amended Credit Agreement. The revolving credit facility outstanding principal is due on December 31, 2014. The

MARLIN MIDSTREAM PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

outstanding balance on the revolving credit facility at June 30, 2013 and December 31, 2012, respectively, was $9.0 million and $1.5 million, respectively.
Marlin Midstream may elect to have borrowings under the revolving credit facility bear interest either (i) at a Eurodollar based rate plus a margin ranging from 3.50% to 4.25% depending on SEV’s consolidated funded indebtedness ratio then in effect, or (ii) at a base rate loan plus a margin ranging from 2.50% to 3.25% depending on SEV’s consolidated funded indebtedness ratio then in effect.
The unused portion of the revolving credit facility is subject to a commitment fee of 0.50%. The interest rate was 3.95% and 3.96% at June 30, 2013 and December 31, 2012, respectively.

Deferred Financing Costs
Deferred financing costs were $0.8 million and $1.2 million as of June 30, 2013 and December 31, 2012, respectively. Of these amounts, $0.6 million and $0.7 million are included in other current assets within the condensed combined balance sheets at June 30, 2013 and December 31, 2012 , respectively, and $0.2 million and $0.5 million and are included in other assets within the condensed combined balance sheets at June 30, 2013 and December 31, 2012, respectively, based on the term of the related debt obligations.
Amortization of deferred financing costs was $0.2 million and $0.1 million for the three months ended June 30, 2013 and 2012, respectively, and $0.3 million and $0.2 million for the six months ended June 30, 2013 and 2012, respectively. Amortization of deferred financing costs is recorded in interest expense, net of amounts capitalized in the condensed combined statements of operations.
In connection with executing the Fifth Amended Credit Agreement in 2011, Marlin Midstream paid $1.1 million of financing costs, all of which were capitalized.
In conjunction with executing the Sixth Amended Credit Agreement in December 2012, Marlin Midstream paid $1.0 million of financing costs, of which $0.9 million was capitalized and $0.1 million was expensed immediately in general and administrative expenses in the condensed combined statements of operations. Simultaneously, Marlin Midstream wrote off $0.2 million of existing unamortized deferred financing costs related to the Fifth Amended Credit Agreement, which is recorded in interest expense in the condensed combined statements of operations.

Interest Expense
A reconciliation of total interest expense to “interest expense, net of amounts capitalized” as reported in the condensed combined statements of operations for the three and six months ended June 30 is as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest expense on long-term debt	$1,324	$1,080	$2,567	$2,180
Interest expense from amortization of deferred financing costs	167	91	334	182
Less interest expense capitalized	(65)	(51)	(177)	(101)
Total interest expense, net of amounts capitalized	$1,426	$1,120	$2,724	$2,261

Debt Maturities
Aggregate maturities of the principal amounts of long-term debt, under the Sixth Amended Credit Agreement as of June 30, 2013 are as follows:

(in thousands)
2013	$6,250
2014	124,625
Total	$130,875

MARLIN MIDSTREAM PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On July 31, 2013, the Partnership consummated the IPO. Proceeds from the IPO were used to repay approximately $131.9 million of outstanding borrowings under the existing credit facility. At the closing of the IPO, the Partnership borrowed $25.0 million under a new $50.0 million revolving credit facility. A portion of the $25.0 million borrowing was used to repay the remaining portion of the outstanding borrowings under the existing credit facility. Immediately upon repayment, the existing credit facility was terminated.
New Credit Facility
Concurrently with the closing of our IPO, the Partnership entered into a new $50.0 million senior secured revolving credit facility, which matures on July 31, 2017. If no event of default has occurred, the Partnership has the right, subject to approval by the administrative agent and certain lenders, to increase the borrowing capacity under the new revolving credit facility to up to $150.0 million. The new credit facility is available to fund expansions, acquisitions and working capital requirements for our operations and general corporate purposes.
At the Partnership's election, interest will be generally determined by reference to:

•	the Eurodollar rate plus an applicable margin between 3.0% and 3.75% per annum (based upon the prevailing senior secured leverage ratio); or

•
the alternate base rate plus an applicable margin between 2.0% and 2.75% per annum (based upon the prevailing senior secured leverage ratio). The alternate base rate is equal to the highest of Société Générale’s prime rate, the federal funds rate plus 0.5% per annum or the reference Eurodollar rate plus 1.0%.

The new revolving credit facility is secured by the capital stock of our present and future subsidiaries, all of our and our subsidiaries’ present and future property and assets (real and personal) control agreements relating to our and our subsidiaries’ bank accounts and collateral assignments of our and our subsidiaries’ material construction, ownership and operation agreements, including any agreements with AES or Anadarko.
At the closing of the IPO, the Partnership borrowed $25.0 million under the new revolving credit facility, a portion of which, along with the proceeds from the IPO, were used to repay approximately $131.9 million of outstanding borrowings under the existing credit facility. Immediately upon repayment, the existing credit facility was terminated.

5. DERIVATIVE FINANCIAL INSTRUMENTS
The Partnership uses interest-rate-related derivative instruments to manage its exposure related to changes in interest rates on its variable rate debt instruments and periodically uses commodity derivatives to manage its exposure to commodity price fluctuations. The Partnership does not enter into speculative or trading derivative instruments.
By using derivative financial instruments to hedge exposures to changes in interest rates and commodity prices, the Partnership exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Partnership, which creates credit risk for the Partnership. When the fair value of the derivative contract is negative, the Partnership owes the counterparty, and therefore, the Partnership is not exposed to the counterparty’s credit risk in those circumstances. The Partnership minimizes counterparty credit risk in derivative instruments by entering into transactions with high-quality counterparties. The derivative instruments entered into by the Partnership do not contain credit-risk-related contingent features.
Market risk is the adverse effect on the fair value of a derivative instrument that results from a change in the underlying interest rates or commodity prices. For derivative instruments where hedge accounting is utilized, unrealized gains and losses recognized on derivative instruments due to changes in the fair value of the derivative instruments will offset corresponding realized gains and losses on the related hedged item. Unrealized gains or losses are recognized on the derivative instruments, to the extent the hedge is effective, are deferred in other comprehensive income, and recognized in income when the underlying hedged transaction in recognized. For derivative instruments where hedge accounting is not utilized, unrealized gains and losses due to changes in the fair value of the derivative instruments are recognized currently in earnings and may not fully offset current period realized gain or losses on the related hedged item. The market risk associated with interest rate and commodity price contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

MARLIN MIDSTREAM PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Partnership maintains a commodity-price-risk management strategy that periodically uses derivative instruments to minimize significant unanticipated earnings fluctuations caused by commodity-price-volatility.
Commodity Derivatives
The Partnership is exposed to market risk from changes in energy commodity prices within its operations. The Partnership sells NGL volumes received as compensation for processing services and also buys natural gas to satisfy the required fuel and shrink needed to recover NGLs. To reduce exposure to a decrease in revenues from fluctuations in NGL market prices or increases in costs and operating expenses from fluctuations in natural gas market prices, the Partnership may enter into NGL or natural gas derivative contracts to mitigate the price risk on forecasted sales of NGLs and purchases of natural gas. The Partnership’s NGL derivatives have been designated as cash flow hedges, while its natural gas derivatives do not qualify for hedge accounting despite hedging its future cash flows on an economic basis.
Changes in the fair value of commodity derivatives that are not designated as cash flow hedges are recorded within cost of revenues—affiliates in the condensed combined statements of operations. Changes in the fair value of designated cash flow hedges, to the extent effective, are deferred in other comprehensive income and reclassified into earnings in the same period or periods in which the hedged forecasted purchases or sales affect earnings, or when it is probable that the hedged forecasted transaction will not occur by the end of the originally specified time period. Settlements of derivatives are included in cash flows from operating activities for the Partnership. The Partnership has no outstanding commodity derivative instruments at June 30, 2013 or December 31, 2012.

Interest Rate Swap
On January 24, 2011, Marlin Midstream entered into an interest rate swap ("2011 Swap"). The 2011 Swap paid a fixed rate and received a floating rate in order to fix the interest rate on Marlin Midstream’s term loan and was scheduled to mature on January 24, 2014. The notional amount of the 2011 Swap as of December 31, 2011 was $100.0 million.
On December 17, 2012, Marlin Midstream terminated the 2011 Swap and entered into a new interest rate swap ("2012 Swap") in order to fix a portion of the interest rate on the Marlin Midstream’s amended term loan. Marlin Midstream pays a fixed rate and receives a floating rate under the 2012 Swap. The maturity date of the 2012 Swap is December 17, 2014. The notional amount of Marlin Midstream’s term loan declines over time so that the amount of debt covered by the 2012 Swap is $60.9 million and $59.4 million at June 30, 2013 and December 31, 2013, respectively.
Marlin Midstream’s interest rate swaps did not meet the criteria necessary to qualify for cash flow hedge accounting and thus are recorded at fair value at each reporting period with the associated unrealized gain or loss recorded in gain (loss) on interest rate swap in the condensed combined statements of operations.
The following table presents the fair value of the Partnership’s derivative assets and liabilities including amounts for designated and undesignated hedge activities:

(in thousands)
Description of Derivatives	Balance sheet location	June 30, 2013		December 31, 2012
		Assets	Liabilities	Assets	Liabilities
Undesignated interest rate swap contract	Other assets	$22	$—	$15	$—
Undesignated interest rate swap contract	Fair value of derivative liabilities	$—	$(45)	$—	$(72)
Total		$22	$(45)	$15	$(72)

The following table presents the net realized and unrealized gains (losses) recognized in net income for derivative instruments not designated as hedging instruments:

MARLIN MIDSTREAM PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(in thousands)
Description of Derivatives	Statement of Operations Location	Three Months Ended June 30,		Six Months Ended June 30
		2013	2012	2013	2012
Natural gas option contracts	Cost of revenues—affiliates	—	—	—	(87)
Interest rate swap contracts	Gain (loss) on interest rate swap	5	(73)	(6)	(441)
Total loss recognized in income		5	(73)	(6)	(528)
The following table presents the gain for NGL forward contracts designated and accounted for as cash flow hedges, as recognized in other comprehensive income and cost of revenues—affiliates:

(in thousands)
Description of Derivatives	Location	Three Months Ended June 30,		Six Months Ended June 30,
		2013	2012	2013	2012
Gain recognized in accumulated other comprehensive income	Accumulated other comprehensive income	—	—	—	689
Gain reclassified from accumulated other comprehensive income to income	Cost of revenues—affiliates	—	—	—	(752)

As of June 30, 2013 and December 31, 2012, respectively, there are no deferred gains or losses remaining in accumulated other comprehensive income as the Partnership did not have any open derivative instruments designated as cash flow hedges at June 30, 2013 and December 31, 2012, respectively.
In July 2013, at the closing of the IPO, the interest rate swap was terminated and settled for approximately $0.1 million.

6. FAIR VALUE OF FINANCIAL INSTRUMENTS
FASB ASC 820, Fair Value Measurement, established a single authoritative definition of fair value when accounting rules require the use of fair value, set out a framework for measuring fair value and required additional disclosures about fair value measurements. The standard clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The standard utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•	Level 2—Other significant observable inputs (including quoted prices in active markets for similar assets or liabilities).

•	Level 3—Significant unobservable inputs (including the Partnership’s own assumptions in determining fair value).
When the Partnership is required to measure fair value, and there is not a market-observable price for the asset or liability or a market-observable price for a similar asset or liability, the Partnership utilizes the cost, income, or market valuation approach depending on the quality of information available to support management’s assumptions.
The following table provides the Partnership’s carrying values of financial instruments measured at fair value on a recurring basis, by input level. Financial instruments are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value requires judgment and may affect the placement of assets and liabilities within the fair value hierarchy levels. The Partnership has not presented its derivative assets and liabilities on a net basis in the condensed combined balance sheets and has not been required to maintain any cash collateral offset for any of its derivative financial instruments.

MARLIN MIDSTREAM PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Level 1	Level 2	Level 3	Total
(in thousands)
June 30, 2013
Interest rate swap liability—current	$—	$(45)	$—	$(45)
Interest rate swap asset—long-term	$—	$22	$—	$22
December 31, 2012
Interest rate swap liability—current	$—	$(72)	$—	$(72)
Interest rate swap asset—long-term	$—	$15	$—	$15

The Partnership had no financial instruments measured using Level 1 or 3 at June 30, 2013 and December 31, 2012. The Partnership had no transfers of assets or liabilities between any of the above levels during 2013 and 2012. The interest rate swap derivatives are valued using current forward interest rates as quoted by brokers to be received in a cash market. The Partnership also considers counterparty credit rating, which is internally estimated in determining a credit adjustment. The credit adjustment was not material as of June 30, 2013 and December 31, 2012, respectively.
The estimated fair value of accounts receivable, accounts payable, and accrued liabilities approximate their carrying values due to their short-term nature. The estimated fair value of accounts receivable—affiliates and accounts payable—affiliates cannot be determined due to the related party nature of these items. The estimated fair value of the Partnership’s outstanding long-term debt approximates carrying value due to the variable rate nature of the Partnership’s long-term debt.

7. COMMITMENTS AND CONTINGENCIES
In 2012, the Partnership entered into an agreement to purchase railcars with a future cash obligation of $12.6 million due in 2014. The railcars are expected to be delivered in the spring of 2014. As of June 30, 2013, the Partnership had paid a deposit on the railcars of $0.7 million, which is recorded in other current assets at June 30, 2013 and other assets at December 31, 2012 in the condensed combined balance sheets.
The Partnership has reserved capacity of 3,500 barrels a day at a third-party fractionator. If the Partnership fails to deliver 95% of the reserved capacity, then Partnership is obligated to pay a fixed fee. The maximum total fixed fee that the Partnership would be obligated to pay is approximately $2.2 million per year through the end of the contract, which expires April 30, 2015. The Partnership recorded $0.4 million of expense for the six months ended June 30, 2013 of accrued deficiency payments for under delivery of volumes. No payments were accrued or paid in 2012.
From time to time, the Partnership may be involved in legal, tax, regulatory and other proceedings in the ordinary course of business. Management does not believe that the Partnership is a party to any litigation that will have a material impact on our financial condition or results of operations.

8. TRANSACTIONS WITH AFFILIATES
From time to time, the Partnership enters into transactions with SEV related affiliates that have a common owner with the Partnership in order to reduce risk, create strategic alliances and supply or receive goods and services to these SEV related affiliates. See also Note 1 for a discussion of transactions with affiliates coinciding with the closing of the IPO in July 2013.

Accounts receivable from and accounts payable to affiliates
The Partnership had receivables due from affiliates of $0.2 million and $0.1 million at June 30, 2013 and December 31, 2012, respectively. Payables to affiliates were $14.6 million and $18.7 million at June 30, 2013 and December 31, 2012, respectively, primarily related to gas purchases from affiliates to satisfy requirements under the Partnership’s keep-whole contracts.
On April 8, 2013, SEV and the Partnership entered an Acknowledgment and Agreement, whereby SEV and the Partnership acknowledged and agreed that $14.7 million of the accounts payable-affiliates balance (the "Outstanding Amount") as of March 31, 2013 (i) was not required to be paid sooner than March 31, 2014, (ii) that no interest shall accrue on the Outstanding Amount or any future accounts payable-affiliates balances owed by the Partnership, and (iii) the Acknowledgement

MARLIN MIDSTREAM PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

and Agreement does not preclude the Partnership from paying the Outstanding Amount prior to March 31, 2014. Accordingly, $14.7 million was reclassified to long-term accounts payable-affiliates in the December 31, 2012 condensed combined balance sheet.
On April 25, 2013, the Partnership received a capital contribution of $3.0 million from its sole member. On April 26, 2013, the Partnership paid $3.0 million of the Outstanding Amount, reducing the Outstanding Amount to $11.7 million.
On June 3, 2013 SEV and the Partnership entered into a revised Acknowledgment and Agreement, whereby SEV and the Partnership acknowledged and agreed that $11.7 million of the accounts payable-affiliates balance (the "Remaining Outstanding Amount") as of March 31, 2013 (i) was not required to be paid sooner than July 31, 2014, (ii) that no interest shall accrue on the Remaining Outstanding Amount or any future accounts payable affiliates balances owed by the Partnership, and (iii) the Acknowledgement and Agreement does not preclude the Partnership from paying the Remaining Outstanding Amount prior to July 31, 2014. Accordingly, $11.7 million was reclassified to long-term accounts payable-affiliates in the June 30, 2013 condensed combined balance sheet.
In July 2013, in connection with the closing of the IPO, NuDevco assumed the Remaining Outstanding Amount of $11.7 million accounts payable-affiliates balance and the Partnership was released from such obligation.

Revenues and cost of revenues
The Partnership provides processing services for a subsidiary of SEV, whereby the Partnership gathers natural gas from third parties, extracts NGLs, and redelivers the processed natural gas to the subsidiary of SEV. Under certain third-party contracts, the Partnership transfers all natural gas purchased to the subsidiary of SEV at market price. The Partnership also replaces energy used in processing due to the extraction of liquids, compression and transportation of natural gas, and fuel by purchasing natural gas from a subsidiary of SEV at the same market price. The Partnership uses the MMBtu volume to measure how much energy is used in processing. Cost of natural gas, NGLs and condensate revenue—affiliates included in the Partnership’s results of operations for the three and six months ended June 30, 2013 and 2012 from these agreements were $1.3 million and $1.9 million and $2.8 million and $3.1 million, respectively.

Additionally, the Partnership has entered into a gas transportation agreement with a subsidiary of SEV. The Partnership receives the higher of (i) a minimum monthly payment or (ii) a transportation fee per MMBtu times actual volumes delivered. The current transportation agreement was set to expire on February 28, 2013, but was extended for three additional years at a fixed rate per MMBtu without a minimum monthly payment. Included in the Partnership’s results of operations for the three and six months ended June 30, 2013 and 2012 are gathering, processing and other revenue—affiliates of less than $0.1 million and $0.1 million and approximately $0.1 million and $0.1 million, respectively, related to these transactions.

Cost allocations
SEV and its affiliates have paid certain expenses on behalf of the Partnership, such as insurance, professional fees, and financing fees. These expenses are reimbursed by the Partnership to SEV and its affiliates and are included in operation and maintenance—affiliates and general and administrative—affiliates in the condensed combined statements of operations. In addition, SEV and its affiliates have allocated certain overhead costs associated with general and administrative services, including facilities, information services, human resources and other support departments to the Partnership. Where costs incurred on the Partnership’s behalf cannot be determined by specific identification, the costs are primarily allocated to the Partnership based on percentage of departmental usage, wages or headcount. The Partnership believes these allocations are a reasonable reflection of the utilization of services provided. However, the allocations may not fully reflect the expenses that would have been incurred had the Partnership been a stand-alone company during the periods presented.
The total amount charged to the Partnership for direct reimbursement and overhead cost allocations, which is recorded in operation and maintenance—affiliates, for the three months ended June 30, 2013 and 2012 was $0.3 million and $0.2 million, respectively, and for the six months ended June 30, 2013 and 2012 was $0.5 million and $0.3 million, respectively. The total amount charged to the Partnership for direct reimbursement and overhead cost allocations, which is recorded in general and administrative—affiliates, for the three months ended June 30, 2013 and 2012 was $0.4 million and $0.2 million, respectively, and for the six months ended June 30, 2013 and 2012, was $0.7 million and $0.5 million, respectively.

MARLIN MIDSTREAM PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Equipment purchase
In 2012, the Partnership purchased a field office facility, vehicles and computer equipment from an affiliate of SEV for $0.3 million. The purchased assets were bought by the Partnership at SEV’s historical cost basis at the time of sale, as the transactions were between entities under common control.

Capital Contributions
During the six months ended June 30, 2013, the Partnership received capital contributions of $3.6 million from its sole member, who is also the sole member of SEV and NuDevco.

9. SUBSEQUENT EVENTS
On July 31, 2013, concurrently with the closing of the IPO, the Partnership entered into a new $50.0 million senior secured revolving credit facility which matures on July 31, 2017. If no event of default occurs, the Partnership has the right, subject to approval by the administrative agent and certain lenders, to increase the borrowing capacity under the new revolving credit facility to up to $150.0 million. See further discussion in Note 1.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited combined financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited combined financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations as of and for the year ended December 31, 2012 and 2011 included in the prospectus relating to our initial public offering ("Prospectus") that was filed with the Securities and Exchange Commission ("SEC") on July 25, 2013. Unless otherwise noted, references to "we," "us," "our," the "Partnership" or "Marlin Midstream Partners" refers to Marlin Midstream Partners, LP and its subsidiaries.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
We have made in this report, and may from time to time otherwise make in other public filings, press releases and discussions by management, forward-looking statements concerning our operations, economic performance and financial condition. These statements can be identified by the use of forward-looking terminology including “may,” “will,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” or other similar words. These statements discuss future expectations, contain projections of results of operations or financial condition or include other “forward-looking” information. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will be realized.
These forward-looking statements involve risks and uncertainties. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the following risks and uncertainties:

•	the volume of natural gas we gather and process and the volume of NGLs we transport;

•	the volume of crude oil that we transload;

•	the level of production of crude oil and natural gas and the resultant market prices of crude oil, natural gas and NGLs;

•	the level of competition from other midstream natural gas companies and crude oil logistics companies in our geographic markets;

•	the level of our operating expenses;

•
regulatory action affecting the supply of, or demand for, crude oil or natural gas, the transportation rates we can charge on our pipelines, how we contract for services, our existing contracts, our operating costs or our operating flexibility;

•	capacity charges and volumetric fees that we pay for NGL fractionation services;

•	realized pricing impacts on our revenues and expenses that are directly subject to commodity price exposure;

•
damage to pipelines, facilities, plants, related equipment and surrounding properties caused by hurricanes, earthquakes, floods, fires, severe weather, explosions and other natural disasters and acts of terrorism including damage to third party pipelines or facilities upon which we rely for transportation services;

•	outages at the processing or fractionation facilities owned by us or third parties caused by mechanical failure and maintenance, construction and other similar activities;

•	leaks or accidental releases of products or other materials into the environment, whether as a result of human error or otherwise

•	the level and timing of our expansion capital expenditures and our maintenance capital expenditures;

•	the cost of acquisitions, if any;

•	the level of our general and administrative expenses, including reimbursements to our general partner and its affiliates for services provided to us;

•	our debt service requirements and other liabilities;

•	fluctuations in our working capital needs;

•	our ability to borrow funds and access capital markets;

•	restrictions contained in our debt agreements;

•	the amount of cash reserves established by our general partner;

•	other business risks affecting our cash levels; and

•	other factors discussed below and elsewhere in “Risk Factors” in our Prospectus.

The risk factors and other factors noted throughout or incorporated by reference in this report could cause our actual results to differ materially from those contained in any forward-looking statement. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
We are a fee-based, growth-oriented Delaware limited partnership formed to develop, own, operate and acquire midstream energy assets. We currently provide natural gas gathering, compression, dehydration, treating, processing and hydrocarbon dew-point control and transportation services, which we refer to as our midstream natural gas business, and crude oil transloading services, which we refer to as our crude oil logistics business. Our assets and operations are organized into the following two segments:
Midstream Natural Gas
Our primary midstream natural gas assets currently consist of (i) two related natural gas processing facilities located in Panola County, Texas with an approximate design capacity of 220 MMcf/d, (ii) a natural gas processing facility located in Tyler County, Texas with an approximate design capacity of 80 MMcf/d, (iii) two natural gas gathering systems connected to our Panola County processing facilities that include approximately 65 miles of natural gas pipelines with an approximate design capacity of 200 MMcf/d, and (iv) two NGL transportation pipelines with an approximate design capacity of 20,000 Bbls/d that connect our Panola County and Tyler County processing facilities to third party NGL pipelines. Our primary midstream natural gas assets are located in long-lived oil and natural gas producing regions in East Texas and gather and process NGL-rich natural gas streams associated with production primarily from the Cotton Valley Sands, Haynesville Shale, Austin Chalk and Eaglebine formations.
Crude Oil Logistics
Our crude oil logistics assets currently consist of two crude oil transloading facilities: (i) our Wildcat facility located in Carbon County, Utah, where we currently operate one skid transloader and two ladder transloaders, and (ii) our Big Horn facility located in Big Horn County, Wyoming, where we currently operate one skid transloader and one ladder transloader. Our transloaders are used to unload crude oil from tanker trucks and load crude oil into railcars and temporary storage tanks. Our Wildcat and Big Horn facilities provide transloading services for production originating from well-established crude oil producing basins, such as the Uinta and Powder River Basins, which we believe are currently underserved by our competitors. Our skid transloaders each have a transloading capacity of 475 Bbls/hr, and our ladder transloaders each have a transloading capacity of 210 Bbls/hr. Our crude oil logistics segment had no material assets or operations as of or prior to June 30, 2013.

INITIAL PUBLIC OFFERING

On July 31, 2013, we completed an initial public offering ("IPO") of 6,875,000 common units at a public offering price of $20.00 per common unit less an underwriting discount of $1.20 per common unit for net proceeds, before expenses, of $18.80 per common unit. Our sponsor, NuDevco Partners, LLC ("NuDevco"), is the ultimate parent company of Spark Energy Ventures, LLC ("SEV"). NuDevco also owns NuDevco Midstream Development, LLC ("NuDevco Midstream") and Associated Energy Services, LP ("AES"). Following the closing of the offering, we entered into fee-based commercial agreements with Anadarko Petroleum Corporation ("Anadarko") and AES, substantially all of which will include minimum volume commitments and annual inflation adjustments. In connection with the offering, NuDevco and its affiliates conveyed Marlin Midstream, LLC ("Marlin Midstream") and Marlin Logistics, LLC ("Marlin Logistics") to us.

Additionally at the closing of the IPO, we issued 2,474,545 common units and 8,724,545 subordinated units to NuDevco Midstream Development. We terminated our commodity-based gas gathering and processing agreement with AES and assigned all our remaining keep-whole and other commodity-based gathering and processing agreements with third party customers to AES. We entered into transloading services agreements with AES, each with three year terms, minimum volume commitments and annual inflation adjustments.

We also transferred to affiliates of our sponsor (i) our 50% interest in a CO2 processing facility located in Monell, Wyoming, (ii) certain transloading assets and purchase commitments owned by Marlin Logistics not currently under a service contract, (iii) certain property, plant and equipment and other equipment not yet in service and (iv) certain other immaterial contracts.

Our partnership agreement provides for a minimum quarterly distribution of $0.35 per unit for each whole quarter, or $1.40 per unit on an annualized basis.

As of the closing of the IPO, the unit ownership was as follows:

	Number of units	Limited Partner
	at July 31, 2013	Interest
Publicly held common units	6,875,000	38.6%
Common units held by NuDevco	1,849,545	10.4%
Subordinated units held by NuDevco	8,724,545	49.0%
General partner units	356,104	2.0%
Total	17,805,194	100.0%

FACTORS AFFECTING THE COMPARABILITY OF OPERATING RESULTS
Our future results of operations may not be comparable to our historical results of operations for the reasons described below:
Revenues
There are differences in the way we generated revenues historically and the way we will generate revenues subsequent to the closing of the IPO.

•	Gathering and Processing Agreements.

•
Until 2011, our gathering and processing agreements with third parties and our affiliates were primarily keep-whole contracts. Under these contracts, we were required to make up or “keep the producer whole” for the condensate and NGL volumes extracted from the natural gas stream through the delivery of or payment for a thermally equivalent volume of residue gas. The cost of these “replacement” natural gas volumes was recorded in our cost of revenues. Beginning in late 2011, we contracted with Anadarko and other third party producers at our Panola County processing facilities for significant volumes under a fee-based processing model. A substantial majority of these agreements provide for minimum volume commitments. Following the closing of the IPO, substantially all of our gathering and processing gross margin is generated under existing third-party fee-based gathering and processing agreements and from the fee-based gathering and processing agreement that we entered into with AES at the closing of the IPO.

•
Beginning on January 1, 2012, our commercial agreements with Anadarko at our Panola County processing facilities were amended such that Anadarko began receiving the NGLs extracted on an in-kind basis. As a result, we do not sell the NGLs extracted under these amended agreements, and therefore the NGLs recovered under these amended agreements are not included in our natural gas, NGLs and condensate sales. Under our commercial agreements that do not require us to deliver NGLs to the customer in kind, including our gathering and processing agreement with AES that we entered into in connection with the closing of the IPO, we provide NGL transportation services to the customer whereby we purchase the NGLs from the customer at an index price, less fractionation and transportation fees, and simultaneously sell the NGLs to third parties at the same index price, less fractionation fees. The revenues generated by these activities is substantially offset by a corresponding cost of revenue that is recorded when we compensate the customer for its contractual share of the NGLs.

•	Transloading Services Agreements.

•	Following the closing of the IPO, our crude oil logistics revenues are generated under transloading services agreements that we entered into with AES at the closing of the IPO. Under the transloading services agreements with AES, we receive a per barrel fee for crude oil transloading services, including fees in respect of shortfall payments related to AES’ minimum volume commitments under these agreements from time to time. Because our crude oil logistics assets did not become operational until 2013, our future results of operations will not be comparable to our historical results of operations regarding our crude oil logistics segment.

Operating and General and Administrative Expenses
With respect to our operation and maintenance expenses and general and administrative expenses, prior to the IPO, we employed all of our operational personnel and most of our general and administrative personnel directly, and incurred direct operating and general and administrative charges with respect to their compensation. In connection with the closing of the IPO, all of our personnel were transferred to affiliates of NuDevco. As a result, following the closing of the IPO, we reimburse NuDevco for the compensation of these employees on a direct or allocated basis, depending on whether those employees spend all or only a part of their time working for us. As a result of this change, the amount of our affiliate operation and maintenance expenses and affiliate general and administrative expenses will increase, and the amount of our non-affiliate operation and maintenance expenses and non-affiliate general administrative expenses will decrease, compared to historical amounts.
Our historical general and administrative expenses included certain expenses allocated by affiliates of NuDevco for general corporate services, such as information technology, treasury, accounting and legal services, as well as direct expenses. These allocated expenses were charged or allocated to us based on the nature of the expenses and our proportionate share of departmental usage, wages or headcount. Following the closing of the IPO, affiliates of NuDevco will continue to charge us a combination of direct and allocated monthly general and administrative expenses related to the management and operation of our midstream natural gas and crude oil logistics businesses, and will also charge us an annual fee, initially in the amount of $0.6 million, for the executive management services of W. Keith Maxwell III and Terry D. Jones in lieu of any other compensation to these individuals.
In addition, we expect our general and administrative expenses will increase due to the costs of operating as a publicly traded partnership, including costs associated with ongoing SEC reporting requirements, including annual and quarterly reports to unitholders, tax return and Schedule K-1 preparation and distribution, Sarbanes-Oxley compliance expenses, expenses associated with listing on NASDAQ, independent auditor fees, legal fees, investor relations expenses, registrar and transfer agent fees, director and officer insurance expenses and director compensation expenses. We estimate that these incremental general and administrative expenses, which also include increased personnel costs, will be approximately $2.8 million per year, including the costs associated with the initial implementation of our Sarbanes-Oxley Section 404 internal controls review and testing. The initial annual executive management fee of $0.6 million described above is also included in this incremental amount.
Financing
There are differences in the way we finance our operations as compared to the way we financed our operations on a historical basis. Historically, our operations were financed by cash generated from operations, equity investments by our sole Member and borrowings under our existing credit facility. Approximately $130.9 million and $126.5 million were outstanding under our existing credit facility as of June 30, 2013 and December 31, 2012, respectively. In connection with the closing of the IPO, we repaid the full amount of our existing credit facility, settled our related interest rate swap liability and entered into a new $50.0 million senior secured revolving credit facility. Following the closing of the IPO, we intend to make minimum cash distributions to our unitholders at an initial distribution rate of $0.35 per unit per quarter ($1.40 per unit on an annualized basis). Based on the terms of our cash distribution policy, we expect that we will distribute to our unitholders and our general partner most of the cash generated by our operations. As a result, we expect to fund future capital expenditures primarily from external sources, including borrowings under our new revolving credit facility and future issuances of equity and debt securities.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012
The following table presents selected financial data related to our midstream natural gas segment for each of the three months ended June 30, 2013 and 2012.

(in thousands, except operating data)	Three months ended
	June 30, 2013	June 30, 2012	Change	% Change
REVENUES:
Natural gas, NGLs and condensate revenue	$3,844	$6,630	$(2,786)	(42.0)%
Gathering, processing and other revenue	6,454	2,622	3,832	146.1%
Total Revenues	10,298	9,252	1,046	11.3%
OPERATING EXPENSES:
Cost of natural gas, NGLs and condensate revenue	2,680	4,007	(1,327)	(33.1)%
Operation and maintenance	3,700	4,097	(397)	(9.7)%
General and administrative	1,321	931	390	41.9%
Property and other taxes	332	219	113	51.6%
Depreciation expense	2,050	1,921	129	6.7%
Total operating expenses	10,083	11,175	(1,092)	(9.8)%
Operating income	215	(1,923)	2,138	(111.2)%
Interest expense, net of amounts capitalized	(1,426)	(1,120)	(306)	27.3%
Loss on interest rate swap	5	(73)	78	(106.8)%
Net income (loss)	$(1,206)	$(3,116)	$1,910	(61.3)%

Key Performance Metrics:
Gross Margin	$7,618	$5,245	$2,373
Adjusted EBITDA	$2,278	$1	$2,277

Throughput Volumes:
Processing Facilities (MMcf)	14,261	10,807	3,454	32.0%

Midstream Natural Gas
Natural gas, NGLs and condensate revenue decreased $2.8 million, or 42%, to $3.8 million for the three months ended June 30, 2013 as compared to $6.6 million for the three months ended June 30, 2012. The decrease in natural gas, NGLs and condensate revenue is primarily due to declining NGL prices and a decrease in NGL volumes sold from our Panola County processing facilities. The average price of ethane decreased by 32% to $0.27 per gallon for the three months ended June 30, 2013 from $0.40 per gallon for the three months ended June 30, 2012, and the average price of propane decreased by 6% to $0.91 per gallon for the three months ended June 30, 2013 from $0.98 per gallon for the three months ended June 30, 2012. Similarly, the average price per gallon of isobutane, normal butane and natural gasoline decreased by 27%, 23%, and 1%, respectively, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. Declining NGL prices attributed to a $2.0 million decrease in our NGL sales for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.
In addition, we entered into an additional commercial agreement with Anadarko at our Panola County processing facilities, effective August 1, 2012. Under this agreement, Anadarko receives the NGLs extracted on an in-kind basis. We do not sell the NGLs extracted under this agreement, and therefore the NGLs recovered under this agreement are not included in our natural gas, NGLs and condensate sales. As a result, although the number of barrels of NGLs that we recovered increased by

61% for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, the number of barrels of NGLs that we sold decreased by 23% for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. This resulted in a $0.8 million decrease in natural gas, NGLs and condensate revenue for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.
Gathering, processing and other revenue increased by $3.8 million for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 as a result of increased throughput under fee-based agreements. We expect the trend of increased volumes under fee-based agreements to continue, consistent with our overall business strategy.
Cost of revenues are derived primarily from the creation of natural gas, NGL and condensate revenue. Total cost of natural gas, NGLs and condensate revenue decreased by $1.3 million, or 33%, to $2.7 million for the three months ended June 30, 2013 from $4.0 million for the three months ended June 30, 2012. The volume of gas redelivered or sold at the tailgates of our processing facilities is lower than the volume received or purchased at delivery points on our gathering systems or interconnecting pipelines due to the NGLs extracted when the natural gas is processed. Under our keep-whole agreements, we were required to make up or “keep the producer whole” for the condensate and NGL volumes extracted from the natural gas stream through the delivery of or payment for a thermally equivalent volume of residue gas. The cost of these “replacement” natural gas volumes was recorded in our cost of natural gas, NGLs and condensate revenue. Under our fee-based agreements, we do not bear the cost of these “replacement” volumes. There are no material costs categorized as costs of revenue directly identified with gathering, processing and other revenue.
Operation and maintenance expenses are primarily composed of expenses related to labor, utilities and chemicals, property insurance premiums, compression costs and maintenance and repair expenses, which generally remain relatively stable across broad ranges of throughput volumes but can fluctuate from period to period depending on the mix of activities performed during the period and the timing of these expenses.
General and administrative expense increased by $0.4 million, or 42%, to $1.3 million for the three months ended June 30, 2013 from $0.9 million for the three months ended June 30, 2012. The increase is primarily due to costs incurred during the three months ended June 30, 2013 for incremental audit fees, review fees and other miscellaneous internal costs to prepare our financial statements in accordance with the rules and regulations of the SEC.
Interest expense, net of amounts capitalized increased by $0.3 million, or 27%, to $1.4 million for the three months ended June 30, 2013 from $1.1 million for the three months ended June 30, 2012. The increase is primarily due to an increase in effective interest rates for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 and draws on our historical revolving credit facility in 2013.
Crude Oil Logistics
Our crude oil logistics assets became operational in 2013. As such, there are no material results of operations or material assets related to this segment for the three months ended June 30, 2013 and 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

The following table presents selected financial data related to our midstream natural gas segment for each of the six months ended June 30, 2013 and 2012.

(in thousands)	Six months ended
	June 30, 2013	June 30, 2012	Change	% Change
REVENUES:
Natural gas, NGLs and condensate revenue	$7,080	$14,593	$(7,513)	(51.5)%
Gathering, processing and other revenue	10,721	5,292	5,429	102.6%
Total Revenues	17,801	19,885	(2,084)	(10.5)%
OPERATING EXPENSES:
Cost of natural gas, NGLs and condensate revenue	5,208	7,380	(2,172)	(29.4)%
Operation and maintenance	7,582	7,985	(403)	(5.0)%
General and administrative	2,809	1,752	1,057	60.3%
Property and other taxes	577	428	149	34.8%
Depreciation expense	4,035	3,777	258	6.8%
Total operating expenses	20,211	21,322	(1,111)	(5.2)%
Operating income	(2,410)	(1,437)	(973)	67.7%
Interest expense, net of amounts capitalized	(2,724)	(2,261)	(463)	20.5%
Loss on interest rate swap	(6)	(441)	435	(98.6)%
Net income (loss)	$(5,140)	$(4,139)	$(1,001)	24.2%

Key performance metrics:
Gross Margin	$12,593	$12,505	$88
Adjusted EBITDA	1,649	2,346	$(697)

Throughput Volumes:
Processing Facilities (MMcf)	25,574	22,237	3,337	15.0%

Midstream Natural Gas
Natural gas, NGLs and condensate revenue decreased by $7.5 million, or 51%, to $7.1 million for the six months ended June 30, 2013 from $14.6 million for the six months ended June 30, 2012. The decrease in natural gas, NGLs and condensate revenue is primarily due to declining NGL prices and a decrease in NGL volumes sold from our Panola County processing facilities. The average price of ethane decreased by 45% to $0.27 per gallon for the six months ended June 30, 2013 from $0.48 per gallon for the six months ended June 30, 2012, and the average price of propane decreased by 21% to $0.89 per gallon for the six months ended June 30, 2013 to $1.12 per gallon for the six months ended June 30, 2012. Similarly, the average per gallon price of isobutane, normal butane and natural gasoline decreased by 23%, 20%, and 4%, respectively, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. Declining NGL prices attributed to a $3.7 million decrease in our NGL sales for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.
In addition, we entered into an additional commercial agreement with Anadarko at our Panola County processing facilities, effective August 1, 2012. Under this agreement, Anadarko receives the NGLs extracted on an in-kind basis. We do not sell the NGLs extracted under this agreement, and therefore the NGLs recovered under this agreement are not included in our natural gas, NGLs and condensate sales. As a result, although the number of barrels of NGLs that we recovered increased by 37% for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, the number of barrels of NGLs that we sold decreased by 30% for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. This resulted in a $3.8 million decrease in natural gas, NGLs and condensate revenue for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Gathering, processing and other revenue increased by $5.4 million from the six months ended June 30, 2013 to the six months ended June 30, 2012 as a result of increased throughput under fee-based agreements. We expect the trend of increased volumes under fee-based agreements to continue, consistent with our overall business strategy.
The decrease in total revenues was partially offset by a decrease in cost of revenues. Cost of revenues are derived primarily from the creation of natural gas, NGLs and condensate revenue. Total cost of natural gas, NGLs and condensate revenue decreased by $2.2 million, or 29%, to $5.2 million for the six months ended June 30, 2013 as compared to $7.4 million for the six months ended June 30, 2012. The volume of gas redelivered or sold at the tailgates of our processing facilities is lower than the volume received or purchased at delivery points on our gathering systems or interconnecting pipelines due to the NGLs extracted when the natural gas is processed. Under the keep-whole agreements that were in place during 2012, we were required to make up or “keep the producer whole” for the condensate and NGL volumes extracted from the natural gas stream through the delivery of or payment for a thermally equivalent volume of residue gas. The cost of these “replacement” natural gas volumes was recorded in our cost of natural gas, NGLs and condensate revenue. Under our fee-based agreements, we do not bear the cost of these “replacement” volumes. There are no material costs categorized as costs of revenue directly identified with gathering, processing and other revenue.
Operation and maintenance expenses are primarily composed of expenses related to labor, utilities and chemicals, property insurance premiums, compression costs and maintenance and repair expenses, which generally remain relatively stable across broad ranges of throughput volumes but can fluctuate from period to period depending on the mix of activities performed during the period and the timing of these expenses.
General and administrative expense increased by approximately $1.1 million, or 60%, to $2.8 million for the six months ended June 30, 2013 from $1.8 million for the six months ended June 30, 2012. The increase is primarily due to costs incurred during the six months ended June 30, 2013 for incremental audit fees, review fees and other miscellaneous internal costs to prepare our financial statements in accordance with the rules and regulations of the SEC.
Interest expense, net of amounts capitalized, increased by approximately $0.5 million, or 21%, to $2.7 million for the six months ended June 30, 2013 as compared to $2.3 million for the six months ended June 30, 2012. The increase is primarily due to an increase in the effective interest rate for the six months ending June 30, 2013 as compared to the six months ending June 30, 2012 and draws on our historical revolving credit facility in 2013.
Loss on interest rate swap decreased by $0.4 million, or 99%, to less than $0.1 million for the six months ended June 30, 2013 as compared to $0.4 million for the six months ended June 30, 2012. The decrease is primarily due to smaller movements in the interest rate market during 2013.
Crude Oil Logistics
Our crude oil logistics assets became operational in 2013. As such, there are no material results of operations or material assets related to this segment for the six months ended June 30, 2013 and 2012.

HOW WE EVALUATE OUR OPERATIONS
Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our results of operations and profitability and include: (i) gross margin; (ii) volume commitments and throughput volumes (including gathering, plant, and transloader throughput); (iii) operation and maintenance expenses; (iv) adjusted EBITDA; and (v) distributable cash flow.

(in thousands except per Mcf)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Gross Margin	$7,618	$5,245	$12,593	$12,505
Gross Margin per Mcf	$0.53	$0.49	$0.49	$0.56
Adjusted EBITDA	$2,278	$1	$1,649	$2,346
Distributable Cash Flow (1)	—	—	—	—
Throughput volumes (MMcf)	14,261	10,807	25,574	22,237
(1) We will distribute available cash within 45 days after the end of the quarter, beginning with the quarter ending September 30, 2013.

Gross Margin

Gross margin is a primary performance measure used by our management. We define gross margin as revenues less cost of revenues. Gross margin represents our profitability without regard to commodity sales and purchases, which we believe are not significant components of our operations.
Gross margin is calculated as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total operating income (loss)	$215	$(1,923)	$(2,410)	$(1,437)
Operation and maintenance	3,445	3,909	7,082	7,715
Operation and maintenance-affiliates	255	188	500	270
General and administrative	962	686	2,115	1,231
General and administrative-affiliates	359	245	694	521
Property and other taxes	332	219	577	428
Depreciation expense	2,050	1,921	4,035	3,777
Gross Margin	$7,618	$5,245	$12,593	$12,505

Volume Commitments and Throughput
We view the volumes of natural gas and crude oil committed to our midstream natural gas and crude oil logistics assets, respectively, as well as the throughput volume of natural gas and crude oil as an important factor affecting our profitability. The amount of revenues we generate primarily depends on the volumes of natural gas and crude oil committed to our midstream natural gas assets and crude oil logistics assets, respectively, under our commercial agreements, the volumes of natural gas that we gather, process, treat and transport, the volumes of NGLs that we transport and sell, and the volumes of crude oil that we transload. Our success in attracting additional committed volumes of natural gas and crude oil and maintaining or increasing throughput is impacted by our ability to:

•	utilize the remaining uncommitted capacity on, or add additional capacity to, our gathering and processing systems and our transloaders;

•	capitalize on successful drilling programs by our customers on our current acreage dedications;

•	increase throughput volumes on our gathering systems by increasing connections to other pipelines or wells;

•	secure volumes from new wells drilled on non-dedicated acreage;

•	attract natural gas and crude oil volumes currently gathered, processed, treated or transloaded by our competitors; and

•	identify and execute organic expansion projects.

Adjusted EBITDA and Distributable Cash Flow
We use adjusted EBITDA to analyze our performance and define it as net income (loss) before interest expense (net of amounts capitalized) or interest income, state franchise tax, depreciation expense and any gain/loss from interest rate derivatives. Although we have not quantified distributable cash flow on a historical basis, after the closing of the IPO we intend to compute and present this measure, which we define as adjusted EBITDA plus interest income, less cash paid for interest expense and maintenance capital expenditures.
Adjusted EBITDA and distributable cash flow are non-GAAP supplemental financial measures that management and external users of our condensed combined financial statements, such as industry analysts, investors, commercial banks and others, may use to assess:

•	the financial performance of our assets without regard to financing methods, capital structure or historical cost basis;

•	the ability of our assets to generate earnings sufficient to support our decision to make cash distributions to our unitholders and general partner;

•	our ability to fund capital expenditures and incur and service debt;

•	our operating performance and return on capital as compared to those of other companies in the midstream energy sector, without regard to financing or capital structure; and

•	the attractiveness of capital projects and acquisitions and the overall rates of return on alternative investment opportunities.
Our partnership agreement requires that, within 45 days after the end of each quarter, beginning with the quarter ending September 30, 2013, we distribute all of our available cash to unitholders of record on the applicable record date. Our cash distribution for the period from the completion of the IPO through September 30, 2013 will be adjusted based on the actual length of the period.
Adjusted EBITDA is calculated as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(1,206)	$(3,116)	$(5,140)	$(4,139)
Interest expense, net of amounts capitalized	1,426	1,120	2,724	2,261
State franchise tax	13	3	24	6
(Gain) loss on interest rate swap	(5)	73	6	441
Depreciation expense	2,050	1,921	4,035	3,777
Adjusted EBITDA	$2,278	$1	$1,649	$2,346

Note Regarding Non-GAAP Financial Measures
Gross margin and adjusted EBITDA are not financial measures presented in accordance with GAAP. We believe that the presentation of these non-GAAP financial measures will provide useful information to investors in assessing our financial condition and results of operations. The GAAP measure most directly comparable to gross margin is operating income. The GAAP measure most directly comparable to adjusted EBITDA is net income. These measures should not be considered as an alternative to operating income, net income, or any other measure of financial performance presented in accordance with GAAP. Each of these non-GAAP financial measures has important limitations as an analytical tool because it excludes some but not all items that affect net income. You should not consider these non-GAAP financial measures in isolation or as a substitute for analysis of our results as reported under GAAP. Additionally, because each of these non-GAAP financial measures may be defined differently by other companies in our industry, our definition of them may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

LIQUIDITY AND CAPITAL RESOURCES
We closely manage our liquidity and capital resources. The key variables we use to manage our liquidity requirements include our discretionary operation and maintenance expense, general and administrative expense, capital expenditures, credit facility capacity and availability, working capital levels, and the level of investments required to support our growth strategies.
Historically, our sources of liquidity included cash generated from operations, equity investments by our sole Member and borrowings under our historical credit facility.
We expect our ongoing sources of liquidity subsequent to the closing of the IPO to include cash generated from operations, our new revolving credit facility and issuances of additional debt and equity securities. We believe that cash generated from these sources will be sufficient to sustain operations, to finance anticipated expansion plans and growth initiatives, and to make quarterly cash distributions on all of our outstanding units at the minimum quarterly distribution rate. However, in the event our liquidity is insufficient, we may be required to limit our spending on future growth plans or other business opportunities or to rely on external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our growth.

We intend to pay a minimum quarterly distribution of $0.35 per unit per quarter, which equates to $6.2 million per quarter, or approximately $24.9 million per year, based on the number of common, subordinated and general partner units outstanding immediately after the IPO. However, other than the requirement in our partnership agreement to distribute all of our available cash each quarter, we have no obligation to make quarterly cash distributions in this or any other amounts and our general partner has considerable discretion to determine the amount of our available cash each quarter.
Credit Facilities
In 2007, affiliates of NuDevco, including Marlin Midstream, entered into as co-borrowers a credit agreement that consists of a working capital facility, a term loan and a revolving credit facility. The credit agreement was amended on May 30, 2008 to provide for a $177.5 million working capital facility, a $100.0 million term loan, and a $35.0 million revolving credit facility. In January 2011, the credit agreement was amended and restated to decrease the working capital facility from $177.5 million to $150.0 million, increase the term loan from $100.0 million to $130.0 million and eliminate the revolving credit facility. In December 2012, the credit agreement was amended and restated to decrease the working capital facility to $70.0 million, amend the term loan to $125.0 million and reinstate the revolving credit facility in the amount of $30.0 million. The amended and restated credit facility was scheduled to mature on December 17, 2014. We repaid the term loan and revolving credit facility with the proceeds of the IPO and a portion of the $25.0 million borrowed under our new $50.0 million senior secured revolving credit facility at the closing of the IPO.
Concurrently with the closing of our IPO, we entered into our new revolving credit facility, which matures on July 31, 2017. If no event of default has occurred, we have the right, subject to approval by the administrative agent and certain lenders, to increase the borrowing capacity under the new revolving credit facility to up to $150.0 million. The new revolving credit facility is available to fund expansions, acquisitions and working capital requirements for our operations and general corporate purposes.
At our election, interest will be generally determined by reference to:

•	the Eurodollar rate plus an applicable margin between 3.0% and 3.75% per annum (based upon the prevailing senior secured leverage ratio); or

•
the alternate base rate plus an applicable margin between 2.0% and 2.75% per annum (based upon the prevailing senior secured leverage ratio). The alternate base rate is equal to the highest of Société Générale’s prime rate, the federal funds rate plus 0.5% per annum or the reference Eurodollar rate plus 1.0%.

Our new revolving credit facility is secured by the capital stock of our present and future subsidiaries, all of our and our subsidiaries’ present and future property and assets (real and personal) control agreements relating to our and our subsidiaries’ bank accounts and collateral assignments of our and our subsidiaries’ material construction, ownership and operation agreements, including any agreements with AES or Anadarko.
Our new revolving credit facility also contains covenants that, among other things, requires us to maintain specified ratios or conditions. We must maintain a consolidated senior secured leverage ratio, consisting of consolidated indebtedness under our new revolving credit facility to consolidated EBITDA of not more than 4.0 to 1.0, as of the last day of each fiscal quarter. In addition, we must maintain a consolidated interest coverage ratio, consisting of our consolidated EBITDA minus capital expenditures to our consolidated interest expense, letter of credit fees and commitment fees of not less than 2.5 to 1.0, as of the last day of each fiscal quarter.
Our new revolving credit facility contains affirmative covenants that are customary for credit facilities of this type. Our new revolving credit facility also contains additional negative covenants that will limit our ability to, among other things, do any of the following:

•	incur certain additional indebtedness;

•	grant certain liens;

•	engage in certain asset dispositions;

•	merge or consolidate;

•	make certain payments, investments or loans;

•	enter into transactions with affiliates;

•	make certain changes in our lines of business or accounting practices, except as required by GAAP or its successor;

•	store inventory in certain locations;

•	place certain amounts of cash in accounts not subject to control agreements;

•	amend or modify certain agreements and documents;

•	incur certain capital expenditures;

•	engage in certain prohibited transactions;

•	enter into burdensome agreements; and

•	act as a transmitting utility or as a utility.
Our new revolving credit facility contains certain customary representations and warranties and events of default. Events of default include, among other things, payment defaults, breach of representations and warranties, covenant defaults, cross-defaults and cross-acceleration to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments in excess of $5.0 million, certain events with respect to material contracts, actual or asserted failure of any guaranty or security document supporting our new revolving credit facility to be in full force and effect and change of control. If such an event of default occurs, the lenders under our new revolving credit facility would be entitled to take various actions, including the acceleration of amounts due under our new revolving credit facility and all actions permitted to be taken by a secured creditor.
The following table shows the effect of the IPO transaction on our cash position, long-term debt and equity on a go-forward basis:

(in thousands)	As of June 30, 2013	IPO effected (1)
Cash	$2,531	$20,065
Long-term Debt	$124,625	$25,000
Equity	$30,713	$128,563

(1) Shows the effect of IPO net proceeds of $128.6 million, borrowing of $25.0 million under the new revolving credit facility, and using the net IPO proceeds and new revolving credit facility borrowing to repay historical debt.

CASH FLOWS
Net cash flows provided by (used in) operating activities, investing activities and financing activities for the three and six months ended June 30, 2013 and 2012 were as follows:

(in thousands)	Six Months Ended June 30,
	2013	2012	Change
Net cash provided by (used in):
Operating activities	$(2,559)	$9,441	$(12,000)
Investing activities	$(8,414)	$(6,749)	$(1,665)
Financing activities	$7,949	$(2,413)	$10,362

Operating Activities
Cash flows provided by (used in) operating activities decreased by $12.0 million to $(2.6) million for the six months ended June 30, 2013 from $9.4 million for the six months ended June 30, 2012. The decrease is primarily related to the change in net loss for the six months ending June 30, 2013 as compared to June 30, 2012, as discussed above under "Results of Operations," after excluding the effect of deferred financing cost, depreciation expense and unrealized gains or losses on derivatives, which had no effect on cash flows used in operating activities, payments made of $7.0 million on our outstanding accounts payable-affiliates balance, and payments of $1.2 million related to costs incurred in connection with the IPO.
Investing Activities
Cash flows used in investing activities increased by $1.7 million to $8.4 million for the six months ended June 30, 2013 as compared to $6.7 million for the six months ended June 30, 2012. Cash paid for capital expenditures during the six months ended June 30, 2013 primarily include payments made to construct the Oak Hill Lateral gathering line and install molecular sieves at our Panola 1 processing facility. Cash paid for capital expenditures during the six months ended June 30, 2012 included payments for the amounts accrued as of December 31, 2011 for the Panola 2 processing plant, as well as commissioning activities incurred early in the six months ending June 30, 2012.
Financing Activities
Cash flows from financing activities in historical periods primarily were driven by borrowing under our historical credit facility and capital contributions from our sole Member. We used these borrowings and capital contributions to fund our working capital needs and to finance maintenance and expansion capital expenditure projects that are reflected in cash flows used in investing activities. Cash flows provided by (used in) financing activities increased by $10.4 million to $7.9 million for the six months ended June 30, 2013 from $(2.4) million for the six months ended June 30, 2012. The increase is primarily related to borrowings under our revolving credit facility of $8.0 million and capital contributions of $3.6 million received during the six months ended June 30, 2013, net against debt repayments of $3.6 million. We repaid outstanding indebtedness in the amount of $3.3 million and received a capital contribution of $0.8 million during the six months ended June 30, 2012.

CAPITAL EXPENDITURES
Our operations are capital intensive, requiring investments to expand, upgrade or enhance existing operations and to meet environmental and operational regulations. Our capital requirements have consisted of and are expected to continue to consist of maintenance capital expenditures and expansion capital expenditures. Maintenance capital expenditures are cash expenditures (including expenditures for the addition or improvement to, or the replacement of, our capital assets or for the acquisition of existing, or the construction or development of new, capital assets) made to maintain our long-term operating income or operating capacity. Expansion capital expenditures include expenditures to acquire assets and expand existing facilities that increase throughput capacity on our pipelines, processing plants and crude oil logistics assets. Although historically we did not necessarily distinguish between maintenance capital expenditures and expansion capital expenditures in the same manner that we will be required to under our partnership agreement subsequent to the closing of the IPO, for the six months ended June 30, 2013 and 2012, we estimate that we incurred a total of $1.0 million and $1.3 million, respectively, for maintenance capital expenditures and incurred a total of $8.3 million and $4.6 million, respectively, for expansion capital expenditures.
During the six months ended June 30, 2013, expansion capital expenditures primarily related to the construction of our Oak Hill Lateral gathering line and the installation of molecular sieves at our Panola 1 processing facility. Our capital funding requirements were funded by borrowings under our existing credit facility.
During the six months ended June 30, 2012, expansion capital expenditures primarily relate to our Panola 2 processing plant, which was placed into service in 2011 and became fully operational in May 2012. In 2012, we also began construction on our Oak Hill Lateral.
We have budgeted maintenance capital expenditures of approximately $2.5 million and expansion capital expenditures of approximately $10.4 million for the year ending December 31, 2013. The majority of the $2.5 million in maintenance capital expenditures relates to overhauls and upgrades to our major equipment at our Panola County and Tyler County processing facilities in order to maintain the reliability and functionality of the equipment. Of the $10.4 million in expansion capital expenditures, $6.7 million relates to the completion of our Oak Hill Lateral gathering line, and $2.8 million relates to the installation of molecular sieves at our Panola 1 processing plant, which will expand the capacity of our Panola County processing facilities by approximately 4%. The remaining $0.9 million of budgeted expansion capital expenditures relates to several projects to expand the services offered at, and the capacity of, our Panola County processing facilities.

OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS
A summary of our contractual obligations as of June 30, 2013 is as follows:

(in thousands)	2013	2014	Total
Operating services agreements (1)	280	177	457
Long-term debt (2)	5,694	132,704	138,398
Purchase obligations (3)	—	12,588	12,588
Total	5,974	145,469	151,443

(1)
Amounts relate to minimum payments for operating services agreements having initial or remaining non-cancellable lease terms in excess of one year, including our operating services agreements at (i) our Panola County processing facilities with a remaining term of 8 months and total payments of $0.2 million and (ii) our Tyler County processing facility with a remaining term of 12 months and total remaining payments of $0.3 million.

(2)
Amounts relate to our historical credit facility that was repaid in full in connection with the closing of the IPO. Amounts include interest using the interest rate as of June 30, 2013 of 3.95%, held constant for all periods. This debt was paid at the IPO date and, subsequently, a new $50.0 million senior secured revolving credit facility was entered into and $25.0 million was borrowed against our new credit facility(see Note 4 - Long-term Debt and Interest Expense). This new senior secured revolving credit facility matures on July 31, 2017.

(3)	Amounts relate to a deposit for the purchase of rail cars. This obligation was assigned to an affiliate of NuDevco in connection with the closing of the IPO.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
As of June 30, 2013, there have been no significant changes to our critical accounting policies and estimates disclosed in the Prospectus.
Our significant accounting policies are described in Note 2 to our audited combined financial statements included in the Partnership's Prospectus filed with the SEC dated July 25, 2013. We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC, which requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Actual results could differ from those estimates. We consider the following policies to be the most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our financial condition and results of operations.
Our Revenue Recognition Policies and Use of Estimates for Revenues and Expenses
In general, we recognize revenue from customers when all of the following criteria are met:

•	persuasive evidence of an exchange arrangement exists;

•	delivery has occurred or services have been rendered;

•	the price is fixed or determinable; and

•	collectability is reasonably assured.
We record revenue for natural gas and NGL sales and transportation services over the period in which they are earned (i.e., either physical delivery of product has taken place or the services designated in the contract have been performed). While we make every effort to record actual volume and price data, there may be times where we need to make use of estimates for certain revenues and expenses. If the assumptions underlying our estimates prove to be substantially incorrect, it could result in material adjustments in results of operations in future periods.
Depreciation Methods and Estimated Useful Lives of Property, Plant and Equipment
We calculate depreciation expense using the straight-line method over the estimated useful lives of our property, plant and equipment. We assign asset lives based on reasonable estimates when an asset is placed into service. We periodically evaluate the estimated useful lives of our property, plant and equipment and revise our estimates when and as appropriate. Because of the expected long useful lives of the property, plant and equipment, we depreciate our property, plant and equipment over periods ranging from 5 years to 40 years. Changes in the estimated useful lives of the property, plant and equipment could have a material adverse effect on our results of operations.

Impairment of Long-Lived Assets
We review property, plant and equipment and other long-lived assets for impairment whenever events or changes in business circumstances indicate the net book values of the assets may not be recoverable. Impairment is indicated when the undiscounted cash flows estimated to be generated by those assets are less than the assets’ net book value. If this occurs, an impairment loss is recognized for the difference between the fair value and net book value. Factors that indicate potential impairment include: a significant decrease in the market value of the asset, operating or cash flow losses associated with the use of the asset, and a significant change in the asset’s physical condition or use. No impairments of long-lived assets were recorded during the periods included in these financial statements.
Contingencies
In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. As of June 30, 2013, we did not have any material outstanding lawsuits, administrative proceedings or governmental investigations.
Accounting for Derivative and Hedging Activities
From time to time, we enter into derivative transactions to mitigate our exposure to price fluctuations in NGLs and utilize derivative instruments to manage our exposure to interest rate risk. We recognize all derivative instruments as either assets or liabilities in our condensed combined balance sheets at their respective fair value. For derivatives designated in hedging relationships, changes in the fair value are recognized in accumulated other comprehensive income, to the extent the derivative is effective at offsetting the changes in cash flows being hedged, until the hedged item affects earnings.
We formally assess, both at the inception of the hedging transaction and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged transactions. For derivative instruments that are designated and qualify as part of a cash flow hedging transaction, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.
We discontinue hedge accounting prospectively when we determine that the derivative is no longer effective in offsetting cash flows attributable to the hedged risk, the derivative expires or is sold, terminated, or exercised, the cash flow hedge is de-designated because a forecasted transaction is not probable of occurring, or management determines to remove the designation of the cash flow hedge.
In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we continue to carry the derivative at its fair value on the balance sheet and recognize any subsequent changes in its fair value in earnings. When it is probable that a forecasted transaction will not occur, we discontinue hedge accounting and recognize immediately in earnings gains and losses that were accumulated in other comprehensive income related to the hedging relationship.
Our commodity derivative instruments are recorded at fair value using broker quoted market prices of similar contracts. Our interest rate swap derivatives are valued using current forward interest rates as quoted by brokers to be received in the cash market.

NEW ACCOUNTING STANDARDS
Liabilities
In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date” (“ASU 2013-04”) regarding accounting for obligations resulting from joint and several liability arrangements. ASU 2013-04 is effective for interim and annual periods beginning January 1, 2014. Early adoption is permitted with retrospective application. We adopted this standard upon issuance and have applied the requirements to our 2012 condensed combined financial statements.

Reporting Amounts Reclassified Out of Accumulated Comprehensive Income
In February 2013, the FASB also issued ASU No. 2013-02, “Reporting Amounts Reclassified Out of Accumulated Comprehensive Income” (“ASU 2013-02”) related to the reporting of amounts reclassified out of accumulated other comprehensive income. This guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in the related notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The guidance is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2012. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. As such, we can delay the adoption of certain accounting standards until these standards would otherwise apply to private companies. We have elected to delay such adoption of new or revised accounting standards, and as a result, we will not adopt ASU 2013-02 until interim periods in 2014, as required of private entities.
Offsetting Assets and Liabilities
In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). ASU 2011-11 retains the existing offsetting requirements and enhances the disclosure requirements to allow investors to better compare financial statements prepared under GAAP with those prepared under International Financial Reporting Standards (“IFRS”). On January 31, 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”). ASU 2013-01 limits the scope of the new balance sheet offsetting disclosures to derivatives, repurchase agreements and securities lending transactions. Both standards will be effective for interim and annual periods beginning January 1, 2013 and should be applied retrospectively. We adopted both standards on January 1, 2013. The standards did not have an effect on our condensed combined financial statement footnotes, as our derivative financial instruments are not presented on a net basis in our condensed combined balance sheets.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk
We had exposure to changes in interest rates on our indebtedness associated with our historical credit facility described above in “—Liquidity and Capital Resources—Sources of Liquidity—Credit Facilities.” We entered into an interest rate swap contract, effective December 17, 2012, with a notional amount that declines over time so that the amount of debt covered by this contract is $60.9 million at June 30, 2013. The contract effectively limited our LIBOR based interest rate exposure related to the notional amount of the swap contract through December 17, 2014. At the closing of the IPO, the interest rate swap was terminated and settled for approximately $0.1 million.
We will have exposure to changes in interest rates under our new revolving credit facility. The credit markets have recently experienced historical lows in interest rates. As the overall economy strengthens, it is possible that monetary policy will tighten further, resulting in higher interest rates to counter possible inflation. Interest rates on floating rate credit facilities and future debt offerings could be higher than current levels, causing our financing costs to increase accordingly.
Commodity Price Risk
With the execution of a fee-based gathering and processing agreement and multiple fee-based transloading services agreements with AES at the closing of the IPO, substantially all of our gross margin will be generated under fee-based commercial agreements, the substantial majority of which will have minimum volume commitments. We believe these commercial arrangements will promote stable cash flows and minimal direct commodity price exposure. The substantial majority of our direct commodity price exposure relates to the sale of condensate and NGL volumes that we process, to the extent that recoveries of NGLs vary from our contractual obligations and the offsetting make-up for a thermally equivalent volume of residue gas. Such sales of condensate and NGL volumes have not constituted a significant component of our revenues and gross margin for the six months ended June 30, 2013. Accordingly, we have not entered into any long-term derivative contracts to manage our exposure to commodity price risk, and, as a result of our limited exposure to commodity price risk under our fee-based commercial agreements, we do not plan to enter into hedging arrangements to manage such risk following the closing of the IPO. Natural gas and NGL prices can affect our profitability indirectly by influencing the level of drilling and production activity by our producer customers, the willingness of our non-producer customers to purchase natural gas for processing and the volumes of natural gas delivered to us for processing by all of our customers.
Counterparty and Customer Credit Risk
For the three and six months ended June 30, 2013 and 2012, Anadarko and Enterprise Products Partners L.P. ("Enterprise"), each accounted for more than 10% of our revenues. Although we have gathering and processing agreements with Anadarko and a NGL sales agreement with Enterprise, these agreements have remaining terms ranging from two to six years. In addition, at the closing of the IPO, we entered into a three-year fee-based gathering and processing agreement with AES at our Panola County processing facilities. Under this agreement, AES pays us a fixed fee per Mcf (subject to an annual inflation adjustment) for gathering, treating, compression and processing services and a per gallon fixed fee for NGL transportation services. As these contracts expire, we will have to renegotiate extensions or renewals with these customers or replace the existing contracts with new arrangements with other customers. If any of these customers were to default on its contracts or if we were unable to renew our contracts with them on favorable terms, we may not be able to replace such customers in a timely fashion, on favorable terms or at all. In any of these situations, our revenues and cash flows and our ability to make cash distributions to our unitholders would be materially and adversely affected.
In addition, AES is our sole customer with respect to our crude oil logistics business, and we expect to continue to derive the substantial majority of our transloading revenues from AES. At the closing of the IPO, AES contracted for 100% of the capacity at our Wildcat and Big Horn facilities. Such concentration subjects us to increased risk in the case of nonpayment, nonperformance or nonrenewal by AES under the transloading services agreements that we entered into with AES at the closing of the IPO. Any adverse developments concerning AES could materially and adversely affect our crude oil logistics business.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Partnership's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on such evaluation, the Chief Executive Officer and Chief Financial Officer of the Partnership have concluded that, as of the Evaluation Date, the Partnership's disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Partnership's internal control over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, during the second fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any legal, regulatory or administrative proceedings other than proceedings arising in the ordinary course of our business. Management believes that there are no such proceedings for which final disposition could have a material adverse effect on our financial condition, results of operations or cash flows, or for which disclosure is required by Item 103 of Regulation S-K.

Item 1A. Risk Factors

Security holders and potential investors in our securities should carefully consider the risk factors under "Risk Factors" in our Prospectus. There has been no material change in our risk factors from those described in the Prospectus. These risks are not the sole risks for investors. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 25, 2013, our Registration Statement on Form S-1 (SEC Registration No. 33-189645), as amended, filed with the SEC relating to the IPO became effective. Stifel, Nicolaus & Company, Incorporated, Robert W. Baird & Co. Incorporated and Oppenheimer & Co. Inc. served as representatives of the several underwriters for the IPO. The closing date of the IPO was July 31, 2013 and the Partnership sold 6,875,000 common units to the public. The offering price to the public was $20.00 per common unit, resulting in total net proceeds of approximately $128.6 million. The net proceeds received from the IPO were used to repay approximately $131.9 million of outstanding borrowings under the Partnership's historical credit facility and settle the related interest rate swap liability of approximately $0.1 million.
On July 31, 2013, in connection with the closing of the IPO, the Partnership entered into a Contribution, Conveyance and Assumption Agreement (the "Contribution Agreement") with Marlin Midstream GP, LLC (the "General Partner"), NuDevco, Nudevco Partners Holdings, LLC, NuDevco Midstream Development contributed to the General Partner, as a capital contribution, a limited liability company interest in Marlin Midstream with a value equal to 2% of the equity value of the Partnership at the closing of the IPO. Immediately prior to the closing of the IPO, the following transactions, among others, occurred pursuant to the Contribution Agreement:

•
The General Partner contributed to the Partnership, as a capital contribution, the limited liability company interest in Marlin Midstream in exchange for (a) 356,104 general partner units representing the continuation of an aggregate 2% general partner interest in the Partnership and (b) all the incentive distribution rights of the Partnership (the “IDRs”);

•	The General Partner distributed all of the IDRs to NuDevco Midstream Development, which then contributed such IDRs to Marlin IDR as a capital contribution; and

•
NuDevco Midstream Development contributed to the Partnership, as a capital contribution, its remaining limited liability company interests in Marlin Midstream in exchange for (a) 1,849,545 Common Units representing a 10.4% limited partner interest in the Partnership, and (b) 8,724,545 Subordinated Units representing a 49.0% limited partner interest in the Partnership.

The foregoing transactions were undertaken in reliance upon the exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof. The Partnership believes that exemptions other than the foregoing exemption may exist for these transactions.
Each of the Subordinated Units granted under the Contribution Agreement will convert into one Common Unit at the end of the subordination period and then will participate pro-rata with the other Common Units in distributions of available cash. Unless earlier terminated pursuant to the terms of our Partnership Agreement, the subordination period will extend until the first business day of any quarter beginning after September 30, 2016, that the Partnership meets the financial tests set forth in the Partnership Agreement, but may end sooner if the Partnership meets additional financial tests.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

3.1	Certificate of Limited Partnership of Marlin Midstream Partners, LP.	DRS	3.1	5/3/2013	377-00170
3.2	First Amended and Restated Agreement of Limited Partnership of Marlin Midstream Partners, LP dated as of July 31, 2013 by and between Marlin Midstream GP, LLC and NuDevco Midstream Development.	8-K	3.1	7/31/2013	001-36018
10.1	Credit Agreement, dated as of July 31, 2013, among Marlin Midstream Partners, LP, Marlin Midstream, LLC, Marlin Logistics, LLC, Société Générale, as Agent, Issuing Bank, Swing Line Bank and a Bank and SG Americas Securities, LLC, as Sole Lead Arranger and Sole Bookrunner.	8-K	10.7	8/5/2013	001-36018
10.2**	Marlin Midstream Partners, LP 2013 Long-Term Incentive Plan.	8-K	10.1	7/31/2013	001-36018
10.3	Form of Marlin Midstream Partners, LP 2013 Long-Term Incentive Plan Phantom Unit Agreement.	S-1/A	10.3	7/3/2013	333-189645
10.4	Contribution, Conveyance and Assumption Agreement dated as of July 31, 2013, by and among Marlin Midstream Partners, LP, Marlin Midstream GP, LLC, Marlin IDR Holdings, LLC, Marlin Midstream, LLC, Marlin Logistics, LLC, NuDevco Partners, LLC, NuDevco Partners Holdings, LLC, NuDevco Midstream Development, LLC, Spark Energy Ventures, LLC and W. Keith Maxwell III.	8-K	10.1	8/5/2013	001-36018
10.5	Omnibus Agreement dated as of July 31, 2013, by and among NuDevco Partners, LLC, NuDevco Partners Holdings, LLC, NuDevco Midstream Development, LLC, Marlin Midstream Partners, LP and Marlin Midstream GP, LLC.	8-K	10.2	8/5/2013	001-36018
10.6***	Gas Gathering and Processing Agreement, dated as of March 31, 2012, between Marlin Midstream, LLC and Anadarko E&P Company LP	S-1/A	10.7	7/11/2013	333-189645
10.7***	Gas Gathering and Processing Agreement, dated as of August 1, 2012, between Marlin G&P I, LLC and Anadarko E&P Company LP	DRS/A	10.8	6/10/2013	377-00170
10.8***	Amendment to Gas Gathering and Processing Agreement, dated as of September 1, 2012, between Martin G&P I, LLC.	DRS/A	10.9	6/10/2013	377-00170
10.9***	Amended and Restated Gas Processing Agreement between Springfield Pipeline LLC and Marlin Midstream, LLC, effective as of January 1, 2008.	DRS/A	10.10	6/10/2013	377-00170
10.10***	First Amendment to Amended and Restated Gas Processing Agreement between Springfield Pipeline LLC and Marlin Midstream, LLC, effective as of July 1, 2011.	DRS/A	10.11	6/10/2013	377-00170
10.11***	Term Purchase Contract between Enterprise Products Operating, LLC and Marlin Midstream, LLC, effective as of May 1, 2010.	DRS/A	10.15	6/10/2013	377-00170
10.12***	Gas Gathering and Processing Agreement dated as of July 31, 2013, between Associated Energy Services, LP and Marlin Midstream, LLC.	8-K	10.3	8/5/2013	001-36018
10.13***	Transloading Services Agreement, dated as of July 31, 2013, between Marlin Logistics, LLC and Associated Energy Services, LP.	8-K	10.4	8/5/2013	001-36018
10.14***	Transloading Services Agreement, dated as of July 31, 2013, between Marlin Logistics, LLC and Associated Energy Services, LP.	8-K	10.5	8/5/2013	001-36018
10.15***	Ladder Transloading Services Agreement, July 31, 2013, between Marlin Logistics, LLC and Associated Energy Services, LP.	8-K	10.6	8/5/2013	001-36018
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32*	Certifications pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Document.
101.LAB*	XBRL Labels Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.

* Filed Herewith.
**Compensatory plan or arrangement.
*** Confidential treatment has been granted for certain portions of this Exhibit pursuant to a confidential treatment order granted by the Securities and Exchange Commission. Such portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Marlin Midstream Partners, LP

September 5, 2013	/s/ Amanda Bush
Amanda Bush
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

