Form 10-Q
period 2013-09-30
Marlin Midstream Partners, LP
filed 2013-10-30
CIK 1575599

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

There were 17,805,194 common units outstanding as of October 30, 2013.

MARLIN MIDSTREAM PARTNERS, LP
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2013

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated and Combined Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	- 4

Condensed Consolidated and Combined Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2013 and 2012 (unaudited)	- 5

Condensed Consolidated and Combined Statement of Partner's Capital and Member's Equity for the Year Ended December 31, 2012 and the Nine Months Ended September 30, 2013 (unaudited)	- 6

Condensed Consolidated and Combined Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012 (unaudited)	- 7

Notes to the Condensed Consolidated and Combined Financial Statements	- 8
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	- 27
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	- 44
ITEM 4. CONTROLS AND PROCEDURES	- 44
PART II. OTHER INFORMATION	- 45
ITEM 1. LEGAL PROCEEDINGS	- 45
ITEM 1A. RISK FACTORS	- 45
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	- 45
ITEM 6. EXHIBITS	- 46
SIGNATURES	- 46

The information in this report contains information occurring prior to the completion of Marlin Midstream Partners, LP's initial public offering on July 31, 2013, and prior to the effective dates of certain of the agreements discussed herein. Consequently, the unaudited Condensed consolidated and combined financial statements and related discussion of financial condition and results of operations contained in this report for those periods prior to the initial public offering pertain to the combined businesses and assets of Marlin Midstream, LLC and its subsidiaries and Marlin Logistics, LLC.

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

GLOSSARY OF TERMS

The following are definitions of certain terms used in this Quarterly Report on Form 10-Q:

Bbls: One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to oil or other liquid hydrocarbons.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

MARLIN MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
(in thousands)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,953	$5,555
Accounts receivable	4,291	6,722
Accounts receivable—affiliates	3,422	96
Inventory	423	294
Prepaid assets	375	95
Other current assets	453	836
Total current assets	14,917	13,598
PROPERTY, PLANT AND EQUIPMENT, NET	162,685	165,139
OTHER ASSETS	808	2,059
TOTAL ASSETS	$178,410	$180,796
LIABILITIES AND PARTNERS' CAPITAL AND MEMBER’S EQUITY
CURRENT LIABILITIES
Accounts payable	$3,782	$1,900
Accrued liabilities	2,598	1,319
Accounts payable—affiliates	1,975	4,034
Fair value of derivative liabilities	—	72
Current portion of long-term debt	—	6,250
Total current liabilities	8,355	13,575
LONG-TERM LIABILITIES
Accounts payable—affiliates	—	14,692
Long-term debt	8,500	120,250
Total liabilities	16,855	148,517
PARTNERS' CAPITAL AND MEMBER'S EQUITY
Member's equity	—	32,279
Common units (8,724,545 issued and outstanding at September 30, 2013)	143,080	—
Subordinated units (8,724,545 issued and outstanding at September 30, 2013)	17,751	—
General partner units (356,104 issued and outstanding at September 30, 2013)	724	—
Total partners' capital and member's equity	161,555	32,279
TOTAL LIABILITIES AND PARTNERS' CAPITAL AND MEMBER'S EQUITY	$178,410	$180,796
The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

MARLIN MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
REVENUES:
Natural gas, NGLs and condensate revenue	$7,026	$12,480	$14,106	$27,074
Gathering, processing, transloading and other revenue	7,321	5,108	17,995	10,273
Gathering, processing, transloading and other revenue—affiliates	4,603	64	4,650	190
Total Revenues	18,950	17,652	36,751	37,537
OPERATING EXPENSES:
Cost of natural gas, NGLs and condensate revenue	5,045	7,078	7,419	11,331
Cost of natural gas, NGLs and condensate revenue—affiliates	1,434	2,268	4,268	5,395
Operation and maintenance	2,961	3,498	10,048	11,213
Operation and maintenance—affiliates	1,322	241	1,830	512
General and administrative	849	760	2,927	1,990
General and administrative—affiliates	1,633	236	2,287	757
Property and other taxes	302	240	879	668
Depreciation expense	2,058	1,949	6,093	5,727
Total operating expenses	15,604	16,270	35,751	37,593
Operating income	3,346	1,382	1,000	(56)
Interest expense, net of amounts capitalized	(1,382)	(1,194)	(4,171)	(3,455)
Interest and other income	—	22	—	22
Loss on interest rate swap	(42)	(243)	(47)	(684)
Net income (loss)	1,922	(33)	(3,218)	(4,173)
Other comprehensive income (loss)
Deferred gain from cash flow hedges	—	—	—	689
Reclassification of deferred gain from cash flow hedges into net income	—	—	—	(752)
Comprehensive income (loss)	$1,922	$(33)	$(3,218)	$(4,236)

Net income (post-IPO, August 1, 2013 to September 30, 2013)	$2,785
Less: general partner interest in net income	$(55)
Limited partner interest in net income	$2,730

Net income per limited partner unit - basic	$0.16
Net income per limited partner common unit - diluted	$0.15
Net income per limited subordinated unit - diluted	$0.16
The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

MARLIN MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF PARTNERS' CAPITAL AND MEMBER'S EQUITY FOR THE YEAR ENDED DECEMBER 31, 2012 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(in thousands)

In thousands	Member's Equity	General Partner Units	Subordinated Units	Common Units	Total

Balance at December 31, 2011	$32,274	$—	$—	$—	$32,274
Net loss	(4,306)	—	—	—	(4,306)
Capital contributions	4,374	—	—	—	4,374
Deferred gain from cash flow hedges	689	—	—	—	689
Reclassification of deferred gain from cash flow hedges	(752)	—	—	—	(752)
Balance at December 31, 2012	32,279	—	—	—	32,279
Net loss attributable to the period from January 1, 2013 through July 31, 2013	(6,003)	—	—	—	(6,003)
Capital contributions through July 31, 2013	3,574	—	—	—	3,574
Transfer of net liabilities to NuDevco Midstream Development, LLC on July 31, 2013	2,307	—	—	—	2,307
Contribution of net assets to Marlin Midstream Partners, LP at July 31, 2013	(32,157)	643	15,757	15,757	—
Issuance of common units from Initial Public Offering, net of underwriting discount and other direct IPO costs at July 31, 2013		—	—	125,329	125,329
Equity-based compensation		26	629	629	1,284
Net income attributable to the period from August 1, 2013 through September 30, 2013		55	1,365	1,365	2,785
Balance at September 30, 2013	$—	$724	$17,751	$143,080	$161,555

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

MARLIN MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(in thousands)

	Nine Months Ended September 30,
	2013	2012
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,218)	$(4,173)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation expense	6,093	5,727
Amortization of deferred financing costs	1,198	274
Equity-based compensation	1,284	—
Unrealized loss on derivatives	(57)	(905)
Unrealized loss on derivatives—affiliates	—	(344)
Changes in assets and liabilities:
Decrease in accounts receivable	2,431	(822)
(Increase) decrease in accounts receivable—affiliates	(3,323)	1,279
Increase in inventory	(129)	(73)
Increase in prepaid assets	(280)	(14)
Decrease in other current assets	—	227
Decrease in other assets	47	—
Increase in accounts payable	1,321	167
Increase in accrued liabilities	1,279	560
Increase (decrease) in accounts payable—affiliates	(5,064)	12,932
Net cash provided by operating activities	1,582	14,835
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(10,947)	(8,617)
Net cash used in investing activities	(10,947)	(8,617)
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions	3,574	2,337
Borrowing of long-term debt	34,000	—
Repayments on long-term debt	(152,000)	(4,875)
Payment of deferred financing costs	(1,140)	—
Proceeds from IPO, net of underwriting discount and other costs	125,329	—
Net cash provided by (used in) financing activities	9,763	(2,538)
NET INCREASE IN CASH AND CASH EQUIVALENTS	398	3,680
CASH AND CASH EQUIVALENTS—Beginning of Period	5,555	431
CASH AND CASH EQUIVALENTS—End of Period	$5,953	$4,111
Supplemental Cash Flow Information:
Cash paid for interest	$3,362	$3,309
Accrual of Construction-in-progress and capital expenditures	$1,196	$1,113
Cash paid for income taxes	$40	$11
Net assets contributed to NuDevco Midstream Development, LLC	$9,385	$—
Intercompany accounts payable assigned to NuDevco Midstream Development, LLC	$11,692	$—
The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

MARLIN MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
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
In connection with the closing of the IPO, SEV contributed all of its interest in Marlin Midstream to the Partnership, and Mr. Maxwell contributed all of his interest in Marlin Logistics, LLC ("Marlin Logistics") to the Partnership, through a series of transfers of interest in entities all under the common control of Mr. Maxwell in exchange for wholly owned subsidiaries of NuDevco receiving common units and all of the Partnership’s subordinated units and incentive distribution rights. The contribution of entities, as discussed above, to the Partnership is not considered a business combination accounted for under the purchase method, as it was a transfer of assets and operations under common control and, accordingly, balances were transferred at their historical cost. The Partnership's historical condensed combined financial statements prior to the IPO are prepared using Marlin Midstream's and Marlin Logistics' historical basis in the assets and liabilities, and include all revenues, costs, assets and liabilities attributed to these entities for the periods presented. The Partnership's financial statements subsequent to the IPO are prepared on a consolidated basis.
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
Net proceeds to the Partnership from the IPO were $125.3 million, after underwriting discount, structuring fees and other direct IPO costs. Using those proceeds, the Partnership repaid its existing credit facility of approximately $121.9 million and the outstanding revolving credit facility of approximately $10.0 million, and settled its existing interest rate swap liability of approximately $0.1 million.
At the consummation of the IPO, the amount of common, subordinated, and general partner units is summarized in the table below:

	Number of units	Limited Partner
	at July 31, 2013	Interest
Publicly held common units	6,875,000	38.6%
Common units held by NuDevco	1,849,545	10.4%
Subordinated units held by NuDevco	8,724,545	49.0%
General partner units	356,104	2.0%
Total	17,805,194	100.0%
There have been no subsequent issuances of common units.
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
The following table summarizes certain information regarding our fee-based commercial agreements with Anadarko and AES following the closing of the IPO:

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

Credit Facility
Concurrently with the closing of the IPO, the Partnership entered into a new $50.0 million senior secured revolving credit facility, which matures on July 31, 2017. If no event of default has occurred, the Partnership has the right, subject to approval by the administrative agent and certain lenders, to increase the borrowing capacity under the revolving credit facility to up to $150.0 million. The new revolving credit facility is available to fund expansions, acquisitions and working capital requirements for operations and general corporate purposes. At the closing of the IPO, the Partnership borrowed $25.0 million under the new revolving credit facility. At September 30, 2013, $8.5 million was outstanding under the new revolving credit facility.
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
Our new revolving credit facility also contains covenants that, among other things, require us to maintain specified ratios or conditions. We must maintain a consolidated senior secured leverage ratio, consisting of consolidated indebtedness under our new revolving credit facility to consolidated EBITDA of not more than 4.0 to 1.0, as of the last day of each fiscal quarter. In addition, we must maintain a consolidated interest coverage ratio, consisting of our consolidated EBITDA minus capital expenditures to our consolidated interest expense, letter of credit fees and commitment fees of not less than 2.5 to 1.0, as of the last day of each fiscal quarter.
In addition, our new revolving credit facility contains affirmative covenants that are customary for credit facilities of this type. The covenants will include delivery of financial statements and other information (including any filings made with the SEC), maintenance of property and insurance, payment of taxes and obligations, material compliance with laws, inspection of property, books and records and audits, use of proceeds, payments to bank blocked accounts, notice of defaults and certain other customary matters. See also Note 6.
Other Transactions in Connection with the Consummation of the IPO:
On July 31, 2013, in connection with the closing of the IPO, the following transactions occurred:

•	the Partnership's general partner maintained its 2.0% general partner interest, and all of the Partnership's incentive distribution rights were issued to Marlin IDR Holdings, LLC;

- 10

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

2. BASIS OF PRESENTATION
The condensed consolidated and combined financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").
In preparing financial statements in accordance with GAAP, management makes informed judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses. Management evaluates its estimates and related assumptions regularly, utilizing historical experience and other methods considered reasonable under the particular circumstances. Changes in facts and circumstances or additional information may result in revised estimates and actual results may differ from these estimates. Effects on the business, financial condition and results of operations resulting from revisions to estimates are recognized when the facts that give rise to the revision become known. The information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated and combined financial statements. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results which may be expected for the full year or for any interim period. The condensed consolidated and combined financial statements include the accounts of the Partnership and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
Certain information and note disclosures commonly included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. Accordingly, the accompanying condensed consolidated and combined financial statements and notes should be read in conjunction with the Partnership’s prospectus relating to the IPO, as filed with the SEC on July 29, 2013. Management believes that the disclosures made are adequate to make the information not misleading.
The accompanying condensed consolidated and combined financial statements have been prepared in accordance with Regulation S-X, Article 3, General Instructions as to Financial Statements and Staff Accounting Bulletin ("SAB") Topic 1-B, Allocations of Expenses and Related Disclosures in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity. Certain expenses incurred by SEV are only indirectly attributable to its ownership of Marlin Midstream prior to the IPO. As a result, certain assumptions and estimates are made in order to allocate a reasonable share of such expenses to the Partnership, so that the accompanying condensed consolidated and combined financial statements reflect substantially all costs of doing business. The allocations and related estimates and assumptions are described more fully in Note 11 ("Transactions with Affiliates"), which the Partnership believes are reasonable.
SEV has allocated various corporate overhead expenses to the Partnership based on percentage of departmental usage, wages or headcount. These allocations are not necessarily indicative of the cost that the Partnership would have incurred had it operated as an independent stand-alone entity. As such, the condensed consolidated and combined financial statements do not fully reflect what the Partnership's financial position, results of operations and cash flows would have been had the Partnership operated as a stand-alone company during the periods presented.
At the closing of the IPO, the Partnership entered into an omnibus agreement with NuDevco and its affiliates which addresses the management and administrative services to be provided by NuDevco to the Partnership and the corresponding fees and expense reimbursements to be paid to NuDevco in connection therewith. Under the omnibus agreement, the

Partnership pays an annual fee, initially in the amount of $0.6 million, for executive management services and is allocated general and administrative and operating expenses that are directly attributable to the Partnership.
Marlin Midstream has also historically relied upon SEV and its affiliates as a participant in SEV's credit facility. As a result, historical combined financial information is not necessarily indicative of what the Partnership's results of operations, financial position and cash flows will be in the future.
Subsequent Events
Subsequent events have been evaluated through the date these financial statements are issued. Any material subsequent events that occurred prior to such date have been properly recognized or disclosed in the condensed consolidated and combined financial statements.
Segment Reporting
The Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 280, Segment Reporting, established standards for entities to report information about the operating segments and geographic areas in which they operate. The Partnership operates two segments: the gathering and processing segment and the crude oil logistics segment. All of the Partnership's operations are located in the United States.
Net Income Per Unit
The Partnership has omitted net income per unit for all historical periods prior to the IPO because the Partnership operated under a sole member equity structure for the prior years presented, which is different than the capital structure resulting from the consummation of the IPO and, as a result, the per unit data for periods prior to the IPO would not be meaningful to investors.
The net income per unit figures on the condensed consolidated and combined Statements of Operations are based on the net income of the Partnership after the closing of the IPO on July 31, 2013 through September 30, 2013, since this is the amount of net income that is attributable to the newly issued Partnership units.
Recent Accounting Pronouncements
In December 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-11, Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11"). ASU 2011-11 retains the existing offsetting requirements and enhances the disclosure requirements to allow investors to better compare financial statements prepared under GAAP with those prepared under International Financial Reporting Standards ("IRFS"). On January 31, 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities ("ASU 2013-01"). ASU 2013-01 limits the scope of the new balance sheet offsetting disclosure to derivatives, repurchase agreements and securities lending transactions. Both standards are effective for interim and annual periods beginning January 1, 2013 and should be applied retrospectively. The Partnership adopted both standards on January 1, 2013. The standards did not have an effect on the Partnership's condensed financial statement footnotes, as the Partnership's derivative financial instruments are not presented on a net basis in the Partnership' s condensed consolidated and combined Balance Sheets.
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

3. PARTNERSHIP EQUITY AND DISTRIBUTIONS

As discussed in Note 1, on July 31, 2013, the Partnership completed the IPO of 6,875,000 common units, representing a 38.6% limited partner interest, to the public for $20.00 per common unit, less an underwriting discount of $1.20 per common unit. Additionally, 1,849,545 common units, representing a 10.4% limited partner interest, and 8,724,545 subordinated units, representing a 49.0% interest, were transferred to NuDevco Midstream Development, and 356,104 general partner units, representing a 2.0% general partner interest, were transferred to Marlin Midstream GP, LLC.

Distributable Cash and Distributions

The partnership agreement requires the Partnership to distribute all available cash to unitholders of record, as of the applicable record date, no later than 45 days after the end of each quarter, beginning with the quarter ending September 30, 2013. For the quarter ending September 30, 2013, the amount of the distribution was adjusted based on the net income of the Partnership for the period from the IPO date of July 31, 2013 through September 30, 2013.

Available cash generally means, for any quarter, all cash and cash equivalents on hand at the end of that quarter:

•less, the amount of cash reserves established by the General Partner to:

◦
provide for the proper conduct of the business (including reserves for future capital expenditures and anticipated future debt service requirements and for anticipated shortfalls on future minimum commitment payments to which prior credits may be applied);

◦	comply with applicable law, any of our debt instruments or other agreements; or

◦
provide funds for distributions to unitholders and to the general partner for any one or more of the next four quarters (provided that the general partner may not establish cash reserves for distributions if the effect of the establishment of such reserves will prevent us from distributing the minimum quarterly distribution on all common units and any cumulative arrearages on such common units for the current quarter);

•
plus, if the general partner so determines, all or any portion of the cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made subsequent to the end of such quarter.

On October 18, 2013, the Partnership declared the following cash distributions to its unitholders of record for the periods presented to be paid on November 4, 2013:

In Thousands, except per-unit amounts		Total Quarterly	Total Cash	Date of
Quarter ended:		Distribution per Unit	Distribution	Distribution
September 30, 2013	(1)	$0.23	$4,095.2	November 4, 2013
June 30, 2013	(2)	—	—	—
(1) This distribution represents a prorated amount of the full minimum quarterly distribution of $0.35 per unit for each whole quarter based on the number of days between the closing of the Partnership's IPO on July 31, 2013 and September 30, 2013.

(2) No distributions were declared for the quarter ending June 30, 2013. This quarter was included in the results reported in the report on Form 10-Q for the second quarter ending June 30, 2013; however, this quarter was prior to the completion of the IPO.

Subordinated Units and Common Units Held by NuDevco Midstream Development

NuDevco Midstream Development owns 100% of the interest in the Partnership's general partner, which owns 2.0% of the Partnership, a 10.4% limited partner interest and 49.0% subordinated limited partner interest in the Partnership. The Partnership agreement provides that, during the subordination period described below, the subordinated units will not be entitled to receive any distributions until the common units have received the minimum quarterly distribution plus any arrearages from prior quarters. No arrearages accrue or are payable on the subordinated units.

Except as described below, the subordination period began on the closing date of the IPO and extends until the first business day following the distribution of available cash in respect of any quarter beginning after September 30, 2016, that each of the following tests are met:

•
distributions of available cash from operating surplus on each of the outstanding common units, subordinated units and general partner units equaled or exceeded $1.40 (the annualized minimum quarterly distribution), for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date;

•
the adjusted operating surplus generated during each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of $1.40 (the annualized minimum quarterly distribution) on all of the outstanding common units, subordinated units and general partner units during those periods on a fully diluted basis; and

•	there are no arrearages in payment of the minimum quarterly distribution on the common units.

4. NET INCOME PER UNIT

The net income per unit figures on the condensed consolidated and combined Statements of Operations are based on the net income of the Partnership after the closing of the offering on July 31, 2013 through September 30, 2013, since this is the amount of net income that is attributable to the newly issued common units.
The Partnership's net income for periods subsequent to the IPO is allocated to the general partner and the limited partners in accordance with their respective ownership percentages and, when applicable, giving effect to incentive distributions allocable to the general partner. Basic and diluted net income per unit is calculated by dividing the partner's interest in net income by the weighted average number of units outstanding during the period.
The calculation of net income per limited partner unit is the same for the three months and nine months ended September 30, 2013 due to the closing of the IPO in the three months ended September 30, 2013. As a result, no income from the seven months ended July 31, 2013 is allocated to the limited partner units that were issued on July 31, 2013.
The following table illustrates the Partnership’s calculation of net income per unit for common and subordinated partner units

In Thousands, except per unit data
Net income (post-IPO, August 1, 2013 to September 30, 2013)	$2,785
Less: general partner interest in net income	(55)
Limited partner interest in net income	$2,730
Net income allocable to common units	$1,365
Net income allocable to subordinated units	1,365
Limited partner interest in net income	$2,730
Net income per limited partner common unit - basic	$0.16
Net income per limited subordinated unit - basic	$0.16
Net income per limited partner unit - basic	$0.16
Net income per limited partner common unit - diluted	$0.15
Net income per limited subordinated unit - diluted	$0.16
Net income per limited partner unit - diluted	$0.15
Weighted average limited partner units outstanding - basic
Common units	8,724,545
Subordinated units	8,724,545
Total	17,449,090
Weighted average limited partner units outstanding - diluted
Common units	9,036,545
Subordinated units	8,724,545
Total	17,761,090

5. PROPERTY, PLANT AND EQUIPMENT
Net property, plant and equipment are composed of the following:

In Thousands	Estimated Useful Lives (Years)	September 30, 2013	December 31, 2012
Gas processing plants (1)	5 – 40	$129,330	$132,690
Gathering pipelines and related equipment	5 – 40	47,590	36,853
Land and rights of way	—	11,011	8,197
Construction-in-progress	—	5,584	12,557
Information technology and other	2 – 10	1,290	2,396
Office building	15	306	306
Autos	5	357	296
Total		195,468	193,295
Accumulated depreciation		(32,783)	(28,156)
Property, plant and equipment, net		$162,685	$165,139
_________________________

(1)	Includes inlet and residue pipelines and connections.

The Partnership’s principal assets consist of two related natural gas processing facilities located in Panola County, Texas, a natural gas processing facility located in Tyler County, Texas, two natural gas gathering systems connected to its Panola County processing facilities and two NGL transportation pipelines that connect its Panola County and Tyler County processing facilities to third party NGL pipelines.

MARLIN MIDSTREAM PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

At the completion of the IPO, the Partnership transferred the Partnership's 50% interest in the CO2 processing facility located in Monell, Wyoming to affiliates of NuDevco. As such, subsequent to the closing of the IPO, the Partnership incurs no revenues or expenses associated with the Monell facility. The Partnership was responsible for the design and construction of the Monell facility. Anadarko was designated as an operator of the Monell facility who has exclusive right to operate the facility until terminated by unanimous vote of the owners. Revenue generated from and capital expenditures and operating expenses incurred in connection with the operation of the plant were allocated on a pro-rata basis in proportion to each owner's ownership interest. The Partnership recorded its proportional cost of the Monell facility and its share of revenues and expenses in its condensed combined financial statements, as earned and incurred prior to the closing of the IPO, respectively.
For the three months and nine months ended September 30, 2013 and 2012, the Partnership recorded revenues of $0.1 million and $0.3 million and $0.1 million and $1.0 million, respectively, and recorded expenses of $0.1 million and $0.1 million and $0.3 million and $0.3 million, respectively, attributable to the Monell facility in connection with the collaborative arrangement. These revenues are recorded in natural gas, NGLs and condensate revenue and the expenses are recorded in operation and maintenance in the condensed consolidated and combined Statements of Operations.
As of December 31, 2012, property, plant and equipment, net recorded in the condensed combined Balance Sheet attributable to the Monell facility was $3.5 million. On July 31, 2013, in connection with the IPO, the Partnership transferred property, plant and equipment, net of $3.2 million attributable to the Monell facility to affiliates of NuDevco.
The cost of property, plant and equipment classified as “Construction-in-progress” is excluded from costs being depreciated. These amounts represent property that is not yet suitable to be placed into productive service as of the respective balance sheet date.
Depreciation expense was $2.1 million and $1.9 million for the three months ended and $6.1 million and $5.7 million for the nine months ended September 30, 2013 and 2012, respectively.

6. LONG-TERM DEBT AND INTEREST EXPENSE
Long-term debt consists of the following:

In Thousands	September 30, 2013	December 31, 2012
Term loan	$—	$125,000
Revolving credit facility	8,500	1,500
Total debt	8,500	126,500
Less: current maturities	—	6,250
Total long-term debt	$8,500	$120,250
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
On December 17, 2012, the Borrowers amended and restated the Fifth Amended Credit Agreement to decrease the working capital facility to $70.0 million, to decrease the term loan to $125.0 million and to reinstate the revolving credit facility in the amount of $30.0 million (the “Sixth Amended Credit Agreement”). The Sixth Amended Credit Agreement was scheduled to mature on December 17, 2014.
Although Marlin Midstream was jointly and severally liable for SEV’s borrowings, Marlin Midstream did not historically have access to the working capital facility, but was the primary recipient of the proceeds from the term loan and revolving credit facility.

MARLIN MIDSTREAM PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Partnership applied ASU 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date (“ASU 2013-04”), which prescribes the accounting for joint and several liability arrangements. This guidance requires an entity to measure its obligation resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. Based on the Sixth Amended Credit Agreement and understanding among the Borrowers, the term loan and the revolving credit facility were assigned specifically to Marlin Midstream. The Partnership recognized the proceeds from the term loan and the revolving credit facility on its condensed combined Balance Sheet at December 31, 2012 in the amount of $126.5 million, which represented the amounts Marlin Midstream agreed with the other borrowers to pay, and the amounts Marlin Midstream expected to pay.

Term Loan and Revolving Credit Facility
Term loan
The term loan consisted of outstanding borrowings of $125.0 million as of December 17, 2012 under the Sixth Amended Credit Agreement. The term loan required quarterly principal payments of $1.6 million to maturity, with the balance of $112.5 million due on December 17, 2014.
Under the Sixth Amended Credit Agreement, Marlin Midstream may have elected to have loans under the term loan bear interest either (i) at a Eurodollar based rate plus a margin ranging from 3.50% to 4.25% depending on SEV’s consolidated funded indebtedness ratio then in effect, or (ii) at a base rate loan plus a margin ranging from 2.50% to 3.25% depending on SEV’s consolidated funded indebtedness ratio then in effect.
The interest rate for the term loan was 3.96% at December 31, 2012. This loan was repaid on July 31, 2013 with funds received from the IPO and borrowings under the Partnership's new credit facility.
Revolving credit facility
The revolving credit facility was reinstated on December 17, 2012 with a borrowing capacity of $30.0 million as part of the Sixth Amended Credit Agreement. The revolving credit facility outstanding principal was due on December 31, 2014. The outstanding balance on the revolving credit facility at December 31, 2012 was $1.5 million.
The unused portion of the revolving credit facility was subject to a commitment fee of 0.50%. The interest rate was 3.96% at December 31, 2012. The Sixth Amended Credit Facility was repaid on July 31, 2013 with funds received from the IPO and borrowings under the Partnership's new credit facility.
New Credit Facility
Concurrently with the closing of our IPO, the Partnership entered into a new $50.0 million senior secured revolving credit facility, which matures on July 31, 2017. If no event of default has occurred, the Partnership has the right, subject to approval by the administrative agent and certain lenders, to increase the borrowing capacity under the new revolving credit facility to up to $150.0 million. The new credit facility is available to fund expansions, acquisitions and working capital requirements for our operations and general Partnership purposes.
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
At the closing of the IPO, the Partnership borrowed $25.0 million under the new revolving credit facility, a portion of which, along with the proceeds from the IPO, were used to repay approximately $131.9 million of outstanding borrowings

MARLIN MIDSTREAM PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

under the previous credit facility. Immediately upon repayment, the previous credit facility was terminated. At September 30, 2013, the Partnership had $8.5 million outstanding on the senior secured revolving credit facility.
The new revolving credit facility contains various operational and financial covenants that are typical for these types of agreements and may restrict the Partnership from assuming certain types of debt, granting liens, selling substantial portions of assets, transferring assets, merging, dissolving, or otherwise materially changing the character of the business. As of September 31, 2013, the Partnership was in compliance with all debt covenants.
Debt Maturities
Principal amounts of long-term debt under the new senior secured revolving credit facility mature on July 31, 2017.
Deferred Financing Costs
Deferred financing costs were $1.1 million and $1.2 million as of September 30, 2013 and December 31, 2012, respectively. Of these amounts, $0.3 million and $0.7 million are included in other current assets within the condensed consolidated and combined Balance Sheets at September 30, 2013 and December 31, 2012 , respectively, and $0.8 million and $0.5 million are included in other assets within the condensed consolidated and combined Balance Sheets at September 30, 2013 and December 31, 2012, respectively, based on the term of the related debt obligations.
Amortization of deferred financing costs was $0.1 million and $0.1 million for the three months ended September 30, 2013 and 2012, respectively, and $0.4 million and $0.3 million for the nine months ended September 30, 2013 and 2012, respectively. Amortization of deferred financing costs is recorded in interest expense, net of amounts capitalized, in the condensed consolidated and combined Statements of Operations.
In conjunction with executing the Sixth Amended Credit Agreement in December 2012, the Partnership paid $1.0 million of financing costs, of which $0.9 million was capitalized and $0.1 million was expensed immediately in general and administrative expenses in the condensed consolidated and combined Statements of Operations. Simultaneously, the Partnership expensed $0.2 million of existing unamortized deferred financing costs related to the Fifth Amended Credit Agreement, which is recorded in interest expense in the condensed consolidated and combined Statements of Operations.
In conjunction with executing the new revolving credit facility on July 31, 2013, the Partnership paid $1.1 million of financing costs, all of which were capitalized. Simultaneously, the Partnership expensed $0.8 million of existing unamortized deferred financing costs related to the Sixth Amended Credit Agreement, which is recorded in interest expense in the condensed consolidated and combined Statements of Operations.
Interest Expense
A reconciliation of total interest expense to “interest expense, net of amounts capitalized” as reported in the condensed consolidated and combined Statements of Operations for the three and nine months ended September 30, 2013 and 2012 is as follows:

In Thousands	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest expense on long-term debt	$551	$1,153	$3,183	$3,333
Interest expense from amortization of deferred financing costs	103	91	437	274
Interest expense from write-off of unamortized deferred financing costs	761	—	761	—
Less interest expense capitalized	(33)	(50)	(210)	(152)
Total interest expense, net of amounts capitalized	$1,382	$1,194	$4,171	$3,455

7. DERIVATIVE FINANCIAL INSTRUMENTS
The Partnership historically used interest-rate related derivative instruments to manage its exposure related to changes in interest rates on its variable rate debt instruments and periodically used commodity derivatives to manage its exposure to commodity price fluctuations. The Partnership does not enter into speculative or trading derivative instruments.

MARLIN MIDSTREAM PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

By using derivative financial instruments to hedge exposures to changes in interest rates and commodity prices, the Partnership exposed itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract was positive, the counterparty owed the Partnership, which created credit risk for the Partnership. When the fair value of the derivative contract was negative, the Partnership owed the counterparty, and therefore, the Partnership was not exposed to the counterparty’s credit risk in those circumstances. The Partnership minimized counterparty credit risk in derivative instruments by entering into transactions with high-quality counterparties. The derivative instruments entered into by the Partnership did not contain credit-risk-related contingent features.
Market risk is the adverse effect on the fair value of a derivative instrument that results from a change in the underlying interest rates or commodity prices. For derivative instruments where hedge accounting is utilized, unrealized gains and losses recognized on derivative instruments due to changes in the fair value of the derivative instruments will offset corresponding realized gains and losses on the related hedged item. Unrealized gains or losses are recognized on the derivative instruments, to the extent the hedge is effective, are deferred in other comprehensive income, and recognized in income when the underlying hedged transaction is recognized. For derivative instruments where hedge accounting is not utilized, unrealized gains and losses due to changes in the fair value of the derivative instruments are recognized currently in earnings and may not fully offset current period realized gain or losses on the related hedged item. The market risk associated with interest rate and commodity price contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.
The Partnership maintains a commodity-price-risk management strategy that allows for the use of derivative instruments to minimize significant unanticipated earnings fluctuations caused by commodity-price-volatility. Since the Partnership has entered into primarily fee-based contracts, the Partnership did not have any outstanding commodity-price related derivative instruments as of September 30, 2013.
Commodity Derivatives
The Partnership was historically exposed to market risk from changes in energy commodity prices within its operations. The Partnership sold NGL volumes received as compensation for processing services and also bought natural gas to satisfy the required fuel and shrink needed to recover NGLs. To reduce exposure to a decrease in revenues from fluctuations in NGL market prices or increases in costs and operating expenses from fluctuations in natural gas market prices, the Partnership, at times, entered into NGL or natural gas derivative contracts to mitigate the price risk on forecasted sales of NGLs and purchases of natural gas. The Partnership’s NGL derivatives were designated as cash flow hedges, while its natural gas derivatives did not qualify for hedge accounting despite hedging its future cash flows on an economic basis.
Changes in the fair value of commodity derivatives that were not designated as cash flow hedges were recorded within cost of revenues—affiliates in the condensed consolidated combined Statements of Operations. Changes in the fair value of designated cash flow hedges, to the extent effective, were deferred in other comprehensive income and reclassified into earnings in the same period or periods in which the hedged forecasted purchases or sales affected earnings, or when it was probable that the hedged forecasted transaction would not occur by the end of the originally specified time period. Settlements of derivatives were included in cash flows from operating activities for the Partnership. The Partnership has no outstanding commodity derivative instruments at September 30, 2013 or December 31, 2012.

Interest Rate Swap
On January 24, 2011, Marlin Midstream entered into an interest rate swap ("2011 Swap"). The 2011 Swap paid a fixed rate and received a floating rate in order to fix the interest rate on the Partnership’s term loan and was scheduled to mature on January 24, 2014. The notional amount of the 2011 Swap as of December 31, 2011 was $100.0 million.
On December 17, 2012, Marlin Midstream terminated the 2011 Swap and entered into a new interest rate swap ("2012 Swap") in order to fix a portion of the interest rate on Marlin Midstream’s amended term loan. Marlin Midstream paid a fixed rate and received a floating rate under the 2012 Swap. The maturity date of the 2012 Swap was December 17, 2014, and the notional amount of the 2012 Swap at December 31, 2012 was $62.5 million. On July 31, 2013, in connection with the Partnership's IPO, the 2012 Swap was settled for approximately $0.1 million.
Marlin Midstream’s interest rate swaps did not meet the criteria necessary to qualify for cash flow hedge accounting and were recorded at fair value at each reporting period with the associated unrealized gain or loss recorded in gain (loss) on interest rate swap in the condensed combined Statements of Operations.

MARLIN MIDSTREAM PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the fair value of the Partnership’s derivative assets and liabilities including amounts for designated and undesignated hedge activities:

In Thousands
Description of Derivatives	Balance Sheet Location	September 30, 2013		December 31, 2012
		Assets	Liabilities	Assets	Liabilities
Undesignated interest rate swap contract	Other assets	$—	$—	$15	$—
Undesignated interest rate swap contract	Fair value of derivative liabilities	$—	$—	$—	$(72)
Total		$—	$—	$15	$(72)

The following table presents the net realized and unrealized gains (losses) recognized in net income for derivative instruments not designated as hedging instruments:

In Thousands
Description of Derivatives	Statement of Operations Location	Three Months Ended September 30,		Nine Months Ended September 30
		2013	2012	2013	2012
Natural gas option contracts	Cost of revenues—affiliates	—	—	—	(87)
Interest rate swap contracts	Gain (loss) on interest rate swap	(42)	(243)	(47)	(684)
Total loss recognized in income		(42)	(243)	(47)	(771)
The following table presents the gain for NGL forward contracts designated and accounted for as cash flow hedges, as recognized in other comprehensive income and cost of revenues—affiliates:

In Thousands
Description of Derivatives	Location	Nine Months Ended September 30,		Nine Months Ended September 30,
		2013	2012	2013	2012
Gain recognized in accumulated other comprehensive income	Accumulated other comprehensive income	—	—	—	689
Gain reclassified from accumulated other comprehensive income to income	Cost of revenues—affiliates	—	—	—	(752)

As of September 30, 2013 and December 31, 2012, respectively, there are no deferred gains or losses remaining in accumulated other comprehensive income as the Partnership did not have any open derivative instruments designated as cash flow hedges at September 30, 2013 and December 31, 2012, respectively.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS
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

MARLIN MIDSTREAM PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
The following table provides the Partnership’s carrying values of financial instruments measured at fair value on a recurring basis, by input level. Financial instruments are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Partnership’s assessment of the significance of a particular input to the fair value requires judgment and may affect the placement of assets and liabilities within the fair value hierarchy levels. The Partnership has not presented its derivative assets and liabilities on a net basis in the condensed consolidated and combined Balance Sheets and has not been required to maintain any cash collateral offset for any of its derivative financial instruments.

	Level 1	Level 2	Level 3	Total
In Thousands
September 30, 2013
Interest rate swap liability—current	$—	$—	$—	$—
Interest rate swap asset—long-term	$—	$—	$—	$—
December 31, 2012
Interest rate swap liability—current	$—	$(72)	$—	$(72)
Interest rate swap asset—long-term	$—	$15	$—	$15

The Partnership had no financial instruments at September 30, 2013. At the IPO date, the Partnership settled the outstanding interest rate swap.
The partnership had no financial instruments measured using Level 1 or 3 at December 31, 2012. The Partnership had no transfers of assets or liabilities between any of the above levels during 2013 and 2012. The interest rate swap derivatives were valued using current forward interest rates as quoted by brokers to be received in a cash market. The Partnership also considered counterparty credit rating, which is internally estimated in determining a credit adjustment. The credit adjustment was not material as of December 31, 2012.
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

9. SEGMENT INFORMATION

The Partnership's revenues are derived from two operating segments: gathering and processing, and crude oil logistics. These segments, along with our corporate segment, are monitored separately by management for performance and are consistent with internal financial reporting. These segments have been identified based on the differing products and services, regulatory environment, and expertise required for their respective operations.

The following tables present financial information by segment:

MARLIN MIDSTREAM PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Three months ended September 30, 2013				Consolidated
	Gathering &	Crude Oil	Corporate and	Marlin Midstream
In Thousands	Processing	Logistics	Consolidation	Partners, LP
Total Revenues	$16,634	$2,316	$—	$18,950

Cost of revenues	6,479	—	—	6,479
Operation and maintenance	3,737	546	—	4,283
General and administrative	—	—	2,482	2,482
Other operating expenses	2,355	5	—	2,360
Total operating expenses	12,571	551	2,482	15,604
Operating income	4,063	1,765	(2,482)	3,346

Interest expense, net of amounts capitalized	—	—	(1,382)	(1,382)
Gain (loss) on interest rate swap	—	—	(42)	(42)
Net income (loss)	$4,063	$1,765	$(3,906)	$1,922

Nine months ended September 30, 2013				Consolidated
	Gathering &	Crude Oil	Corporate and	Marlin Midstream
In Thousands	Processing	Logistics	Consolidation	Partners, LP
Total Revenues	$34,435	$2,316	$—	$36,751

Cost of revenues	11,687	—	—	11,687
Operation and maintenance	11,332	546	—	11,878
General and administrative	—	—	5,214	5,214
Other operating expenses	6,955	17	—	6,972
Total operating expenses	29,974	563	5,214	35,751
Operating income	4,461	1,753	(5,214)	1,000

Interest expense, net of amounts capitalized	—	—	(4,171)	(4,171)
Gain (loss) on interest rate swap	—	—	(47)	(47)
Net income (loss)	$4,461	$1,753	$(9,432)	$(3,218)

MARLIN MIDSTREAM PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Balance sheet at September 30, 2013				Consolidated
In Thousands	Gathering &	Crude Oil	Corporate and	Marlin Midstream
	Processing	Logistics	Consolidation	Partners, LP
Assets:
Current Assets	$11,139	$2,380	$1,398	$14,917
Property, Plant and Equipment, Net	162,201	484	—	162,685
Other Assets	—	—	808	808
Total Assets	$173,340	$2,864	$2,206	$178,410

Liabilities and Partners' Capital
Total current liabilities	$8,125	$264	$(34)	$8,355
Total long-term liabilities	—	—	8,500	8,500
Total liabilities	8,125	264	8,466	16,855

Partners' Capital	165,215	2,600	(6,260)	161,555

Total liabilities and Partners' Capital	$173,340	$2,864	$2,206	$178,410

In the comparable periods in 2012, neither the crude oil logistics or the Partnership had any operations, assets or liabilities.

10. COMMITMENTS AND CONTINGENCIES
In 2012, the Partnership entered into an agreement to purchase railcars with a future cash obligation of $12.6 million due in 2014. On July 31, 2013, in connection with the closing of the IPO, the Partnership transferred its deposit on the railcars of $0.7 million and assigned the future obligation to NuDevco Midstream Development. The deposit on railcars was recorded in other current assets at December 31, 2012 in the condensed combined Balance Sheet.
The Partnership has reserved capacity of 3,500 barrels a day at a third-party fractionator. If the Partnership fails to deliver 95% of the reserved capacity, the Partnership is obligated to pay a fixed fee. The maximum total fixed fee that the Partnership would be obligated to pay is approximately $2.2 million per year through the end of the contract, which expires April 30, 2015. The Partnership recorded $0.4 million of expense for the nine months ended September 30, 2013 of accrued deficiency payments for under delivery of volumes. No payments were accrued or paid in 2012.
From time to time, the Partnership may be involved in legal, tax, regulatory and other proceedings in the ordinary course of business. Management does not believe that the Partnership is a party to any litigation that will have a material impact on our financial condition or results of operations.

11. TRANSACTIONS WITH AFFILIATES
From time to time, the Partnership enters into transactions with SEV related affiliates that have a common owner with the Partnership in order to reduce risk, create strategic alliances and supply or receive goods and services to these SEV related affiliates. See also Note 1 for a discussion of transactions with affiliates coinciding with the closing of the IPO in July 2013.
Accounts receivable from and accounts payable to affiliates
The Partnership had receivables due from affiliates of $3.4 million and $0.1 million at September 30, 2013 and December 31, 2012, respectively. At September 30, 2013, receivables due from affiliates primarily related to our fee-based gathering and processing agreement with a subsidiary of SEV, and our fee-based transloading services agreement with a subsidiary of SEV. Payables to affiliates were $2.0 million and $4.0 million at September 30, 2013 and December 31, 2012, respectively. At September 30, 2013, payables to affiliates primarily related to settlements under our gathering and processing agreement with a subsidiary of SEV and reimbursement to an affiliate of NuDevco for certain general and administrative and

MARLIN MIDSTREAM PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

operating costs under the omnibus agreement with NuDevco. At December 31, 2012, payables to affiliates primarily related to gas purchases from affiliates to satisfy requirements under certain keep-whole contracts.
On April 8, 2013, SEV and the Partnership entered an Acknowledgment and Agreement, whereby SEV and the Partnership acknowledged and agreed that $14.7 million of the accounts payable-affiliates balance (the "Outstanding Amount") as of March 31, 2013 (i) was not required to be paid sooner than March 31, 2014, (ii) that no interest shall accrue on the Outstanding Amount or any future accounts payable-affiliates balances owed by the Partnership, and (iii) the Acknowledgment and Agreement does not preclude the Partnership from paying the Outstanding Amount prior to March 31, 2014. Accordingly, $14.7 million was reclassified to long-term accounts payable-affiliates in the December 31, 2012 condensed combined Balance Sheet.
On April 25, 2013, the Partnership received a capital contribution of $3.0 million from its sole member. On April 26, 2013, the Partnership paid $3.0 million of the Outstanding Amount, reducing the Outstanding Amount to $11.7 million.
On June 3, 2013 SEV and the Partnership entered into a revised Acknowledgment and Agreement, whereby SEV and the Partnership acknowledged and agreed that $11.7 million of the accounts payable-affiliates balance (the "Remaining Outstanding Amount") as of March 31, 2013 (i) was not required to be paid sooner than July 31, 2014, (ii) that no interest shall accrue on the Remaining Outstanding Amount or any future accounts payable affiliates balances owed by the Partnership, and (iii) the Acknowledgment and Agreement does not preclude the Partnership from paying the Remaining Outstanding Amount prior to July 31, 2014.
In July 2013, in connection with the closing of the IPO, NuDevco Midstream Development assumed the Remaining Outstanding Amount of $11.7 million accounts payable-affiliates balance and the Partnership was released from such obligation.
Revenues and cost of revenues
Prior to the IPO on July 31, 2013, the Partnership provided processing services for a subsidiary of SEV, whereby the Partnership gathered natural gas from third parties, extracted NGLs, and redelivered the processed natural gas to the subsidiary of SEV. Under certain third-party contracts, the Partnership transfered all natural gas purchased to the subsidiary of SEV at market price. The Partnership also replaced energy used in processing due to the extraction of liquids, compression and transportation of natural gas, and fuel by purchasing natural gas from a subsidiary of SEV at the same market price. The Partnership used the MMBtu volume to measure how much energy is used in processing. Cost of natural gas, NGLs and condensate revenue—affiliates included in the Partnership’s results of operations for the three and nine months ended September 30, 2013 and 2012 from these agreements were $0.1 million and $2.3 million and $3.0 million and $5.4 million, respectively.

Additionally, the Partnership has entered into a gas transportation agreement with a subsidiary of SEV. The Partnership receives the higher of (i) a minimum monthly payment or (ii) a transportation fee per MMBtu times actual volumes delivered. The current transportation agreement was set to expire on February 28, 2013, but was extended for three additional years at a fixed rate per MMBtu without a minimum monthly payment. Included in the Partnership’s results of operations for the three and nine months ended September 30, 2013 and 2012 are gathering, processing and other revenue—affiliates of less than $0.1 million and $0.1 million and approximately $0.1 million and $0.2 million, respectively, related to these transactions.
In connection with the IPO, the Partnership entered into a three-year fee-based commercial agreement with a subsidiary of SEV, requiring a minimum monthly volume commitment of 80 MMcf/d. This agreement became effective August 1, 2013. Included in the Partnership's results of operations for the three and nine months ended September 30, 2013 are gathering, processing, transloading and other revenue—affiliates of $2.3 million and $2.3 million, respectively, related to this agreement. Cost of natural gas, NGLs and condensate revenue - affiliates included in the Partnership’s results of operations for the three and nine months ended September 30, 2013 related to this agreement were $1.3 million and $1.3 million, respectively.
In connection with the IPO, the Partnership entered into three-year transloading services agreements with a subsidiary of SEV, requiring minimum monthly volume commitments for crude oil transloading services. Included in the Partnership's results of operations for the three and nine months ended September 30, 2013 are gathering, processing, transloading and other revenue—affiliates of $2.3 million and $2.3 million, respectively, related to these agreements.
Cost allocations
Prior to the IPO, SEV and its affiliates had paid certain expenses on behalf of the Partnership, such as insurance, professional fees, and financing fees. These expenses were reimbursed by the Partnership to SEV and its affiliates and are

MARLIN MIDSTREAM PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

included in operation and maintenance—affiliates and general and administrative—affiliates in the condensed consolidated and combined Statements of Operations. In addition, SEV and its affiliates have allocated certain overhead costs associated with general and administrative services, including facilities, information services, human resources and other support departments to the Partnership. Where costs incurred on the Partnership’s behalf could not be determined by specific identification, the costs were primarily allocated to the Partnership based on percentage of departmental usage, wages or headcount. The Partnership believes these allocations were a reasonable reflection of the utilization of services provided. However, the allocations may not fully reflect the expenses that would have been incurred had the Partnership been a stand-alone company during the periods presented.
At the closing of the IPO, the Partnership entered into an omnibus agreement with NuDevco and its affiliates which addresses the management and administrative and overhead services to be provided by NuDevco to the Partnership and the corresponding fees and expense reimbursements to be paid to NuDevco in connection therewith. Under the omnibus agreement, the Partnership pays an annual fee, initially in the amount of $0.6 million, for executive management services.
The total amount charged to the Partnership for direct reimbursement of operating and overhead cost allocations, which is recorded in operation and maintenance—affiliates, for the three months ended September 30, 2013 and 2012 was $1.3 million and $0.2 million, respectively, and for the nine months ended September 30, 2013 and 2012 was $1.8 million and $0.5 million, respectively. The total amount charged to the Partnership for direct reimbursement of administrative and overhead cost allocations, which is recorded in general and administrative—affiliates, for the three months ended September 30, 2013 and 2012 was $1.6 million and $0.2 million, respectively, and for the nine months ended September 30, 2013 and 2012, was $2.3 million and $0.8 million, respectively.
Equipment purchase
In 2012, the Partnership purchased a field office facility, vehicles and computer equipment from an affiliate of SEV for $0.3 million. The purchased assets were bought by the Partnership at SEV’s historical cost basis at the time of sale, as the transactions were between entities under common control.
Capital Contributions
During the seven months prior to the IPO on July 31, 2013, the Partnership received capital contributions of $3.6 million from its sole member, who is also the sole member of SEV and NuDevco.

12. EQUITY BASED COMPENSATION

In connection with the IPO, the board of directors of the Partnership’s general partner adopted the Marlin Midstream Partners, LP 2013 Long-Term Incentive Plan (LTIP). Individuals who are eligible to receive awards under the LTIP including (1) employees of the Partnership and NuDevco Midstream Development and its affiliates, (2) directors of the Partnership’s general partner, and (3) consultants. The LTIP provides for the grant of unit options, unit appreciation awards, restricted units, phantom units, distribution equivalent rights, unit awards, profits interest units, and other unit-based awards. The maximum number of common units issuable under the LTIP is 1,750,000.

On August 1, 2013, phantom units, with distribution equivalent rights, of 292,000 units were awarded to certain employees of NuDevco Midstream Development and its affiliates who provide direct or indirect services to the Partnership pursuant to affiliate agreements and 20,000 units were awarded to certain board members of the Partnership’s general partner. All of the phantom unit awards granted to-date are considered non-employee equity based awards and are required to be remeasured at fair market value at each reporting period and amortized to compensation expense on a straight-line basis over the vesting period of the phantom units with a corresponding increase in partners’ capital as management intends to settle the awards by issuing common units upon vesting and the phantom unit awards were awarded to individuals who are not deemed to be employees of the Partnership. Distribution equivalent rights are accrued for each phantom unit award as the Partnership declares cash distributions and is recorded a decrease in partners’ capital with a corresponding liability in accordance with the vesting period of the underlying phantom unit, which will be settled in cash when the underlying phantom units vest. As of September 30, 2013 no liability has been recorded as the Partnership had not declared any distribution.

The phantom units awarded to employees of NuDevco Midstream Development and its affiliates will vest in five equal annual installments with the first installment vesting on June 30, 2014, provided that for any individual who has attained a total

MARLIN MIDSTREAM PARTNERS, LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

of five or more years of service with NuDevco Midstream Development or its affiliates at the grant date of award the phantom unit awards will fully vest on February 15, 2014. The phantom unit awards to board members of the Partnership’s general partner will fully vest on February 15, 2014.

For the three and nine month periods ended September 30, 2013, approximately $0.9 million in compensation expense was recorded in general and administrative expenses - affiliates and approximately $0.4 million in compensation expense was recorded in operation and maintenance - affiliates in the condensed consolidated and combined Statements of Operations. No compensation expense was recorded for the same periods in 2012 as there were no LTIP awards outstanding. A summary of the phantom units activity during the nine months ended September 30, 2013 is presented below:

	Number of shares	Weighted Average Grant-Date Fair Value
Total Non-vested at January 1, 2013	—	$—
Granted	312,000	20
Exercised	—	—
Forfeited or canceled	—	—
Total Outstanding at September 30, 2013	312,000	$20

Unrecognized compensation expense associated with the unvested phantom units at September 30, 2013 was approximately $4.3 million and is expected to be recognized over a weighted average period of five years.

13. SUBSEQUENT EVENTS

On October 25, 2013, the Partnership entered into a non-binding letter of intent to purchase a skid transloader, coupled with a transloading services agreement, from NuDevco Midstream Development for approximately $45.0 million. That letter of intent will expire on December 31, 2013. As part of this letter of intent, an earnest money deposit of $2.5 million was paid by the Partnership on October 25, 2013, which deposit will be either applied to the purchase price (if the proposed transaction closes) or refunded in full to the Partnership. The proposed transaction is subject to customary conditions, including negotiation of definitive terms, conditions and agreements and review and approval (if applicable) by the Conflicts Committee and the Board of the general partner of the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated and combined financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited combined financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations as of and for the year ended December 31, 2012 and 2011 included in the prospectus relating to our initial public offering ("Prospectus") that was filed with the Securities and Exchange Commission ("SEC") on July 25, 2013. Unless otherwise noted, references to "we," "us," "our," the "Partnership" or "Marlin Midstream Partners" refers to Marlin Midstream Partners, LP and its subsidiaries.
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

•	capacity charges and volumetric fees that we pay for NGL fractionation services;

•	realized pricing impacts on our revenues and expenses that are directly subject to commodity price exposure;

•	the creditworthiness and performance of our customers, suppliers and contract counterparties, and any material nonpayment or non-performance by one or more of these parties;

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

INITIAL PUBLIC OFFERING

On July 31, 2013, we completed an initial public offering ("IPO") of 6,875,000 common units at a public offering price of $20.00 per common unit less an underwriting discount of $1.20 per common unit for net proceeds, before expenses, of $18.80 per common unit. Our sponsor, NuDevco Partners, LLC ("NuDevco"), is the ultimate parent company of Spark Energy Ventures, LLC ("SEV"). NuDevco also owns NuDevco Midstream Development, LLC ("NuDevco Midstream") and Associated Energy Services, LP ("AES"). Following the closing of the offering, we entered into fee-based commercial agreements with AES, substantially all of which include minimum volume commitments and annual inflation adjustments. In connection with the offering, NuDevco and its affiliates conveyed Marlin Midstream, LLC ("Marlin Midstream") and Marlin Logistics, LLC ("Marlin Logistics") to us.

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

We also transferred to affiliates of our sponsor (i) our 50% interest in a CO2 processing facility located in Monell, Wyoming, (ii) certain transloading assets and purchase commitments owned by Marlin Logistics not currently under a service contract, (iii) certain property, plant and equipment and other equipment not yet in service and (iv) certain other immaterial contracts. The total net asset value transferred to the affiliates was $9.4 million. Additionally, NuDevco assumed $11.7 million of the non-current accounts payable balance owed by Marlin Midstream to affiliates of SEV and Marlin Midstream was released from such obligation.

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

FACTORS AFFECTING THE COMPARABILITY OF OPERATING RESULTS
Our future results of operations may not be comparable to our historical results of operations for the reasons described below:
Revenues
There are differences in the way we generated revenues historically and the way we generate revenues subsequent to the closing of the IPO.

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

- 29

•
Following the closing of the IPO, we assigned all of our existing commodity-based gathering and processing agreements with third party customers to AES and entered into a new three-year fee-based gathering and processing agreement with AES with a minimum volume commitment of 80 Mmcf/d.

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
Our historical general and administrative expenses included certain expenses allocated by affiliates of NuDevco for general corporate services, such as information technology, treasury, accounting and legal services, as well as direct expenses. These allocated expenses were charged or allocated to us based on the nature of the expenses and our proportionate share of departmental usage, wages or headcount. Following the closing of the IPO, affiliates of NuDevco will continue to charge us a combination of direct and allocated monthly general and administrative expenses related to the management and operation of our midstream natural gas and crude oil logistics businesses, and will also charge us an annual fee, initially in the amount of $0.6 million, for executive management services.
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
Financing
There are differences in the way we finance our operations as compared to the way we financed our operations on a historical basis. Historically, our operations were financed by cash generated from operations, equity investments by our sole member and borrowings under our existing credit facility. In connection with the closing of the IPO, we repaid the full amount of our previous credit facility, settled our related interest rate swap liability and entered into a new $50.0 million senior secured revolving credit facility. Approximately $8.5 million was outstanding under our new senior secured revolving credit facility as of September 30, 2013 and $126.5 million was outstanding under our previous credit facility as of December 31, 2012. Following the closing of the IPO, we intend to make minimum cash distributions to our unitholders at an initial distribution rate of $0.35 per unit per quarter ($1.40 per unit on an annualized basis). Based on the terms of our cash distribution policy, we expect that we will distribute to our unitholders and our general partner most of the cash generated by our operations. As a result, we expect to fund future capital expenditures primarily from external sources, including borrowings under our new revolving credit facility and future issuances of equity and debt securities.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

The following table presents selected financial data for each of the three months ended September 30, 2013 and 2012.

In Thousands	Three months ended
	September 30, 2013	September 30, 2012	Change	% Change
REVENUES:
Natural gas, NGLs and condensate revenue	$7,026	$12,480	$(5,454)	(43.7)%
Gathering, processing, transloading and other revenue	11,924	5,172	6,752	130.5%
Total Revenues	18,950	17,652	1,298	7.4%
OPERATING EXPENSES:
Cost of natural gas, NGLs and condensate revenue	6,479	9,346	(2,867)	(30.7)%
Operation and maintenance	4,283	3,739	544	14.5%
General and administrative	2,482	996	1,486	149.2%
Property and other taxes	302	240	62	25.8%
Depreciation expense	2,058	1,949	109	5.6%
Total operating expenses	15,604	16,270	(666)	(4.1)%
Operating income	3,346	1,382	1,964	142.1%
Interest expense, net of amounts capitalized	(1,382)	(1,194)	(188)	15.7%
Interest and other income	—	22	(22)	(100.0)%
Loss on interest rate swap	(42)	(243)	201	(82.7)%
Net income (loss)	$1,922	$(33)	$1,955	(5,924.2)%

Key performance metrics:
Gross margin	$12,471	$8,306	$4,165	50.1%
Adjusted EBITDA	$6,699	$3,356	$3,343	99.6%

Volumes:
Processing Facilities (MMcf/d) (1)	224
Transloading Facilities (Bbls/d) (1)	18,980
(1) Volumes reflect the minimum volume commitment under our fee-based contracts or actual throughput, whichever is greater, for the post-IPO period.

Natural gas, NGLs and condensate revenue decreased $5.5 million, or 44%, to $7.0 million for the three months ended September 30, 2013 as compared to $12.5 million for the three months ended September 30, 2012. The decrease in natural gas, NGLs and condensate revenue is primarily due to the shift in business strategy to fee-based contracts following our IPO, declining NGL prices and a decrease in NGL volumes sold from our Panola County processing facilities. The average price of ethane decreased by 26% to $0.25 per gallon for the three months ended September 30, 2013 from $0.34 per gallon for the three months ended September 30, 2012. Similarly, the average price per gallon of isobutane and normal butane decreased by 17% and 7% respectively, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. Declining NGL prices attributed to a $1.3 million decrease in our NGL sales for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.
In addition, we entered into an additional commercial agreement with Anadarko at our Panola County processing facilities, effective August 1, 2012. Under this agreement, Anadarko receives the NGLs extracted on an in-kind basis. We do not sell the NGLs extracted under this agreement, and therefore the NGLs recovered under this agreement are not included in our natural gas, NGLs and condensate sales. As a result, although the number of barrels of NGLs that we recovered remained consistent for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, the number of barrels of NGLs that we sold decreased by 71% for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. This decrease was partially offset by an increase in condensate volumes and other NGLs sold under third-party purchase contracts. These changes resulted in a total net decrease of $4.2 million in natural gas, NGLs and condensate revenue for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.
Gathering, processing, transloading and other revenue increased by $6.8 million for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, primarily from our minimum volume commitment agreements with Anadarko and AES. Minimum volume commitment agreements for our gathering and processing segment account for an increase of $4.5 million in fee-based revenue. We expect the trend of increased volumes under fee-based agreements to continue, consistent with our overall business strategy. Our crude oil logistics assets became operational in 2013. As such, there are no results of operations or assets related to this segment for the three months ended September 30, 2012. For the three months ended September 30, 2013, the crude oil logistics segment had gathering, processing, transloading and other revenue of approximately $2.3 million related directly to our fee-based logistics contracts with AES.
Cost of revenues are derived primarily from the creation of natural gas, NGL and condensate revenue. Total cost of natural gas, NGLs and condensate revenue decreased by $2.9 million, or 31%, to $6.5 million for the three months ended September 30, 2013 from $9.3 million for the three months ended September 30, 2012 primarily due to the volume of redelivered gas at the tailgate of our plant in addition to a decline in prices for NGLs. The volume of gas redelivered or sold at the tailgates of our processing facilities is lower than the volume received or purchased at delivery points on our gathering systems or interconnecting pipelines due to the NGLs extracted when the natural gas is processed. Under our keep-whole agreements that were in place during 2012, we were required to make up or “keep the producer whole” for the condensate and NGL volumes extracted from the natural gas stream through the delivery of or payment for a thermally equivalent volume of residue gas. Under certain keep-whole agreements, we purchased natural gas from a subsidiary of SEV in order to make up or “keep the producer whole” for the condensate and NGL volumes extracted from the natural gas stream during processing. The cost of these “replacement” natural gas volumes was recorded in our cost of natural gas, NGLs and condensate revenue. Under our fee-based agreements, we do not bear the cost of these “replacement” volumes. Furthermore, at the closing of our IPO, we assigned all of our keep-whole agreements to AES. The cost of natural gas, NGLs and condensate revenue from affiliates recorded for the three months ended September 30, 2013 primarily relates to the purchase of NGLs under our gathering and processing agreement with AES.
Operation and maintenance expense increased by $0.5 million, or 14.5%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 primarily due to equity-based compensation expense of $0.4 million and $0.3 million in operating expenses for our crude oil logistics contracts. These increases were offset by a decrease in maintenance expenses of $0.2 million incurred during the three months ended September 30, 2012 that were not incurred during the three months ended September 30, 2013. Operation and maintenance expenses are primarily composed of expenses related to labor, utilities and chemicals, property insurance premiums, compression costs and maintenance and repair expenses, which generally remain relatively stable across broad ranges of throughput volumes but can fluctuate from period to period depending on the mix of activities performed during the period and the timing of these expenses.
General and administrative expense increased by $1.5 million, or 149%, to $2.5 million for the three months ended September 30, 2013 from $1.0 million for the three months ended September 30, 2012. The increase is primarily due to costs of being a publicly traded partnership. Additionally, approximately $0.9 million of equity-based compensation expense was recorded to general and administrative expense - affiliates, for which no such costs were incurred in 2012.
Interest expense, net of amounts capitalized increased by $0.2 million, or 16%, to $1.4 million for the three months ended September 30, 2013 from $1.2 million for the three months ended September 30, 2012. The increase is primarily due to expensing capitalized loan costs associated with our previous revolving credit facility of $0.8 million. This increase was offset against a lower outstanding average principal balance, which resulted in a decrease of $0.6 million for interest incurred during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

The following table presents selected financial data for each of the nine months ended September 30, 2013 and 2012.

In Thousands	Nine months ended
	September 30, 2013	September 30, 2012	Change	% Change
REVENUES:
Natural gas, NGLs and condensate revenue	$14,106	$27,074	$(12,968)	(47.9)%
Gathering, processing, transloading and other revenue	22,645	10,463	12,182	116.4%
Total Revenues	36,751	37,537	(786)	(2.1)%
OPERATING EXPENSES:
Cost of natural gas, NGLs and condensate revenue	11,687	16,726	(5,039)	(30.1)%
Operation and maintenance	11,878	11,725	153	1.3%
General and administrative	5,214	2,747	2,467	89.8%
Property and other taxes	879	668	211	31.6%
Depreciation expense	6,093	5,727	366	6.4%
Total operating expenses	35,751	37,593	(1,842)	(4.9)%
Operating income	1,000	(56)	1,056	(1,885.7)%
Interest expense, net of amounts capitalized	(4,171)	(3,455)	(716)	20.7%
Interest and other income	—	22	(22)	(100.0)%
Loss on interest rate swap	(47)	(684)	637	(93.1)%
Net income (loss)	$(3,218)	$(4,173)	$955	22.9%

Key performance metrics:
Gross margin	25,064	20,811	4,253	20.4%
Adjusted EBITDA	8,412	5,702	2,710	47.5%

Volumes:
Processing Facilities (MMcf/d) (1)	224
Transloading Facilities (Bbls/d) (1)	18,980
(1) Volumes reflect the minimum volume commitment under our fee-based contracts or actual throughput, whichever is greater, for the post-IPO period.

Natural gas, NGLs and condensate revenue decreased by $13.0 million, or 48%, to $14.1 million for the nine months ended September 30, 2013 from $27.1 million for the nine months ended September 30, 2012. The decrease in natural gas, NGLs and condensate revenue is primarily due to the shift in business strategy to fee-based contracts following our IPO, declining NGL prices and a decrease in NGL volumes sold from our Panola County processing facilities. The average price of ethane decreased by 41% to $0.26 per gallon for the nine months ended September 30, 2013 from $0.44 per gallon for the nine months ended September 30, 2012, and the average price of propane decreased by 10% to $0.94 per gallon for the nine months ended September 30, 2013 from $1.04 per gallon for the nine months ended September 30, 2012. Similarly, the average price per gallon of isobutane and normal butane decreased by 21% and 17% respectively, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. Declining NGL prices attributed to a $5.0 million decrease in our NGL sales for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.
In addition, we entered into an additional commercial agreement with Anadarko at our Panola County processing facilities, effective August 1, 2012. Under this agreement, Anadarko receives the NGLs extracted on an in-kind basis. We do not sell the NGLs extracted under this agreement, and therefore the NGLs recovered under this agreement are not included in our natural gas, NGLs and condensate sales. As a result, although the number of barrels of NGLs that we recovered increased by

19% for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, the number of barrels of NGLs that we sold decreased by 50% for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. This decrease was partially offset by an increase in condensate volumes and other NGLs sold under third-party purchase contracts. These changes resulted in a total net decrease of $8.0 million in natural gas, NGLs and condensate revenue for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.
Gathering, processing, transloading and other revenue increased by $12.2 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, primarily from our minimum volume commitment agreements with Anadarko and AES. Minimum volume commitment agreements for our gathering and processing segment account for an increase of $9.9 million in fee-based revenue. We expect the trend of increased volumes under fee-based agreements to continue, consistent with our overall business strategy. Our crude oil logistics assets became operational in 2013. As such, there are no results of operations or assets related to this segment for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, the crude oil logistics segment had revenues of approximately $2.3 million related directly to our fee-based logistics contracts.
Cost of revenues are derived primarily from the creation of natural gas, NGLs and condensate revenue. Total cost of natural gas, NGLs and condensate revenue decreased by $5.0 million, or 30%, to $11.7 million for the nine months ended September 30, 2013 as compared to $16.7 million for the nine months ended September 30, 2012 primarily due to the volume of redelivered gas at the tailgate of our plant in addition to a decline in prices for NGLs. The volume of gas redelivered or sold at the tailgates of our processing facilities is lower than the volume received or purchased at delivery points on our gathering systems or interconnecting pipelines due to the NGLs extracted when the natural gas is processed. Under the keep-whole agreements that were in place during 2012, we were required to make up or “keep the producer whole” for the condensate and NGL volumes extracted from the natural gas stream through the delivery of or payment for a thermally equivalent volume of residue gas. Under certain keep-whole agreements, we purchased natural gas from a subsidiary of SEV in order to make up or “keep the producer whole” for the condensate and NGL volumes extracted from the natural gas stream during processing. The cost of these “replacement” natural gas volumes was recorded in our cost of natural gas, NGLs and condensate revenue. Under our fee-based agreements, we do not bear the cost of these “replacement” volumes. Furthermore, at the closing of our IPO, we assigned all of our keep-whole agreements to AES. The cost of natural gas, NGLs and condensate revenue from affiliates recorded for the nine months ended September 30, 2013 includes the purchase of NGLs under our gathering and processing agreement with AES.
Operation and maintenance expense increased by $0.2 million, or 1.3%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 primarily due to equity-based compensation expense of $0.4 million and $0.3 million in operating expenses for our crude oil logistics contracts. These increases were offset by a decrease in maintenance expenses of $0.5 million incurred during the nine months ended September 30, 2012 that were not incurred during the nine months ended September 30, 2013. Operation and maintenance expenses are primarily composed of expenses related to labor, utilities and chemicals, property insurance premiums, compression costs and maintenance and repair expenses, which generally remain relatively stable across broad ranges of throughput volumes but can fluctuate from period to period depending on the mix of activities performed during the period and the timing of these expenses.
General and administrative expense increased by approximately $2.5 million, or 90%, to $5.2 million for the nine months ended September 30, 2013 as compared to $2.7 million for the nine months ended September 30, 2012. The increase is primarily due to costs of being a publicly traded partnership. Additionally, approximately $0.9 million of equity-based compensation expense from affiliates was recorded to general and administrative expense, for which no such costs were incurred in 2012.
Interest expense, net of amounts capitalized, increased by approximately $0.7 million or 21%, to $4.2 million for the nine months ended September 30, 2013 as compared to $3.5 million for the nine months ended September 30, 2012. The increase is primarily due to expensing capitalized loan costs associated with our previous revolving credit facility of $0.8 million. This increase was offset against a lower outstanding average principal balance which resulted in a decrease of $0.1 million for interest incurred during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.
Loss on interest rate swap decreased by $0.6 million, or 93%, to less than $0.1 million for the nine months ended September 30, 2013 as compared to $0.7 million for the nine months ended September 30, 2012. The decrease is primarily due to smaller movements in the interest rate market during 2013. The interest rate swap was settled on July 31, 2013 in connection with the IPO.

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

In Thousands, except volume data	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Gross Margin	$12,471	$8,306	$25,064	$20,811
Gas volumes (MMcf/d) (2)	224
Transloading volumes (Bbls/d) (2)	18,980
Adjusted EBITDA	$6,699	$3,356	$8,412	$5,702
Distributable Cash Flow (1)	$5,346
(1) We will distribute available cash within 45 days after the end of the quarter, beginning with the quarter ending September 30, 2013. For the three months ended September 30, 2013, distributable cash is prorated from our IPO on July 31, 2013 through September 30, 2013.

(2) Volumes reflect the minimum volume commitment under our fee-based contracts or actual throughput, whichever is greater, for the post-IPO period.

Gross Margin
Gross margin is a primary performance measure used by our management. We define gross margin as revenues less cost of revenues. Gross margin represents our profitability with minimal exposure to commodity price fluctuations, which we believe are not significant components of our operations.
Gross margin is calculated as follows:

In Thousands	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total operating income (loss)	$3,346	$1,382	$1,000	$(56)
Operation and maintenance	2,961	3,498	10,048	11,213
Operation and maintenance-affiliates	1,322	241	1,830	512
General and administrative	849	760	2,927	1,990
General and administrative-affiliates	1,633	236	2,287	757
Property and other taxes	302	240	879	668
Depreciation expense	2,058	1,949	6,093	5,727
Gross Margin	$12,471	$8,306	$25,064	$20,811

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

Adjusted EBITDA and Distributable Cash Flow
We use adjusted EBITDA to analyze our performance and define it as net income (loss) before interest expense (net of amounts capitalized) or interest income, Texas margin tax, depreciation expense, equity based compensation expense and any gain/loss from interest rate derivatives. Although we have not quantified distributable cash flow on a historical basis, after the closing of the IPO we intend to compute and present this measure, which we define as adjusted EBITDA plus interest income, less cash paid for interest expense and maintenance capital expenditures.
Adjusted EBITDA and distributable cash flow are non-GAAP supplemental financial measures that management and external users of our condensed consolidated and combined financial statements, such as industry analysts, investors, commercial banks and others, may use to assess:

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
Our partnership agreement requires that, within 45 days after the end of each quarter, beginning with the quarter ending September 30, 2013, we distribute all of our available cash to unitholders of record on the applicable record date. Our cash distribution for the period from the completion of the IPO through September 30, 2013 will be adjusted based on the actual length of the period. For the three months ending September 30, 2013, a distribution of $0.23 per unit was declared on October 18, 2013 to be paid on November 4, 2013 for unitholders of record as of October 29, 2013.
Adjusted EBITDA is calculated as follows:

In Thousands	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$1,922	$(33)	$(3,218)	$(4,173)
Interest expense, net of amounts capitalized	1,382	1,194	4,171	3,455
Texas margin tax	11	3	35	9
Equity based compensation	1,284	—	1,284	—
Loss on interest rate swap	42	243	47	684
Depreciation expense	2,058	1,949	6,093	5,727
Adjusted EBITDA	$6,699	$3,356	$8,412	$5,702

Distributable cash flow subsequent to the IPO is calculated as follows:

Distributable cash flow for the period from July 31, 2013 to September 30, 2013:
In Thousands
Net income post IPO	$2,785
Add:
Equity based compensation	1,284
Interest expense, net of amounts capitalized	174
Depreciation expense	1,321
Texas margin tax	8
Adjusted EBITDA	5,572
Less:
Maintenance capital expenditures	(133)
Cash interest expense	(85)
Texas margin tax	(8)
Distributable cash flow	$5,346

Note Regarding Non-GAAP Financial Measures
Gross margin, adjusted EBITDA and distributable cash flow are not financial measures presented in accordance with GAAP. We believe that the presentation of these non-GAAP financial measures will provide useful information to investors in assessing our financial condition and results of operations. The GAAP measure most directly comparable to gross margin is operating income. The GAAP measure most directly comparable to adjusted EBITDA and distributable cash flow is net income. These measures should not be considered as an alternative to operating income, net income, or any other measure of financial performance presented in accordance with GAAP. Each of these non-GAAP financial measures has important limitations as an analytical tool because it excludes some but not all items that affect net income. You should not consider these non-GAAP financial measures in isolation or as a substitute for analysis of our results as reported under GAAP. Additionally, because each of these non-GAAP financial measures may be defined differently by other companies in our industry, our definition of them may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

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
Credit Facilities
In 2007, affiliates of NuDevco, including Marlin Midstream, entered into as co-borrowers a credit agreement that consisted of a working capital facility, a term loan and a revolving credit facility. The credit agreement was amended on May 30, 2008 to provide for a $177.5 million working capital facility, a $100.0 million term loan, and a $35.0 million revolving credit facility. In January 2011, the credit agreement was amended and restated to decrease the working capital facility from $177.5 million to $150.0 million, increase the term loan from $100.0 million to $130.0 million and eliminate the revolving credit facility. In December 2012, the credit agreement was amended and restated to decrease the working capital facility to $70.0 million, amend the term loan to $125.0 million and reinstate the revolving credit facility in the amount of $30.0 million. The amended and restated credit facility was scheduled to mature on December 17, 2014. We repaid the term loan and revolving credit facility with the proceeds of the IPO and a portion of the $25.0 million borrowed under our new $50.0 million senior secured revolving credit facility at the closing of the IPO.
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
As of September 30, 2013, we had unused capacity under our new revolving credit facility of $41.5 million and outstanding borrowings of $8.5 million.

CASH FLOWS
Net cash flows provided by (used in) operating activities, investing activities and financing activities for the three and nine months ended September 30, 2013 and 2012 were as follows:

In Thousands	Nine Months Ended September 30,
	2013	2012	Change
Net cash provided by (used in):
Operating activities	$1,582	$14,835	$(13,253)
Investing activities	$(10,947)	$(8,617)	$(2,330)
Financing activities	$9,763	$(2,538)	$12,301

Operating Activities
Cash flows provided by operating activities decreased by $13.3 million to $1.6 million for the nine months ended September 30, 2013 from $14.8 million for the nine months ended September 30, 2012. The decrease is primarily related to payments made to reimburse affiliates during the nine months ended September 30, 2013. Conversely, during the nine months ended September 30, 2012, amounts owed to affiliates increased due to borrowings made in the normal course of business.
Investing Activities
Cash flows used in investing activities increased by $2.3 million to $10.9 million for the nine months ended September 30, 2013 as compared to $8.6 million for the nine months ended September 30, 2012. Cash paid for capital expenditures during the nine months ended September 30, 2013 primarily includes payments made to construct the Oak Hill Lateral gathering line and install molecular sieves at our Panola 1 processing facility. Cash paid for capital expenditures during the nine months ended September 30, 2012 includes payments for the amounts accrued as of December 31, 2011 for the Panola 2 processing plant, as well as commissioning activities incurred early in the nine months ending September 30, 2012. We also began construction on our Oak Hill Lateral gathering line in the spring of 2012.
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
Cash flows provided by (used in) financing activities increased by $12.3 million to $9.8 million for the nine months ended September 30, 2013 from cash used in financing activities of $2.5 million for the nine months ended September 30, 2012. The increase in 2013 is primarily related to borrowings under our new revolving credit facility of $25.0 million and our previous credit facility of $9.0 million, and net proceeds from the IPO of $125.3 million, net against debt repayments of $16.5 million on our new revolving credit facility and $135.5 million on our previous credit facility, and a capital contribution of $3.6 million prior to the IPO. We repaid outstanding indebtedness in the amount of $4.9 million and received a capital contribution of $2.3 million during the nine months ended September 30, 2012.

CAPITAL EXPENDITURES
Our operations are capital intensive, requiring investments to expand, upgrade or enhance existing operations and to meet environmental and operational regulations. Our capital requirements have consisted of and are expected to continue to consist of maintenance capital expenditures and expansion capital expenditures. Maintenance capital expenditures are cash expenditures (including expenditures for the addition or improvement to, or the replacement of, our capital assets or for the acquisition of existing, or the construction or development of new, capital assets) made to maintain our long-term operating income or operating capacity. Expansion capital expenditures include expenditures to acquire assets and expand existing facilities that increase throughput capacity on our pipelines, processing plants and crude oil logistics assets. Although historically we did not necessarily distinguish between maintenance capital expenditures and expansion capital expenditures in the same manner that we will be required to under our partnership agreement subsequent to the closing of the IPO, for the nine months ended September 30, 2013 and 2012, we estimate that we incurred a total of $1.6 million and $2.1 million, respectively, for maintenance capital expenditures and incurred a total of $9.7 million and $5.9 million, respectively, for expansion capital expenditures. Subsequent to the IPO from July 31, 2013 to September 30, 2013, we incurred $0.1 million of maintenance capital expenditures.
During the nine months ended September 30, 2013, expansion capital expenditures primarily related to the construction of our Oak Hill Lateral gathering line and the installation of molecular sieves at our Panola 1 processing facility. Our capital funding requirements were funded by borrowings under our previous credit facility.
During the nine months ended September 30, 2012, expansion capital expenditures primarily relate to our Panola 2 processing plant, which was placed into service in 2011 and became fully operational in May 2012. In 2012, we also began construction on our Oak Hill Lateral.
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

CONTRACTUAL OBLIGATIONS
A summary of our contractual obligations as of September 30, 2013 is as follows:

In Thousands	2013	2014	2015	Thereafter	Total
Operating services agreements (1)	$140	$177	$—	$—	$317
Long-term debt (2)	—	—	—	8,500	8,500
Total	$140	$177	$—	$8,500	$8,817

(1)
Amounts relate to minimum payments for operating services agreements having initial or remaining non-cancellable lease terms in excess of one year, including our operating services agreements at (i) our Panola County processing facilities with a remaining term of 5 months and total payments of $0.1 million and (ii) our Tyler County processing facility with a remaining term of 9 months and total remaining payments of $0.2 million.

(2)	$8.5 million was outstanding at September 30, 2013 (see Note 6- Long-term Debt and Interest Expense). This new senior secured revolving credit facility matures on July 31, 2017.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
As of September 30, 2013, there have been no significant changes to our critical accounting policies and estimates disclosed in the Prospectus. As of September 30, 2013, we have added a critical accounting policy and estimate with respect to the accounting for our long-term incentive plan awards.
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
Contingencies
In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. As of September 30, 2013, we did not have any material outstanding lawsuits, administrative proceedings or governmental investigations.
Accounting for Derivative and Hedging Activities
From time to time, we enter into derivative transactions to mitigate our exposure to price fluctuations in NGLs and utilize derivative instruments to manage our exposure to interest rate risk. We recognize all derivative instruments as either assets or liabilities in our condensed consolidated and combined Balance Sheets at their respective fair value. For derivatives designated in hedging relationships, changes in the fair value are recognized in accumulated other comprehensive income, to the extent the derivative is effective at offsetting the changes in cash flows being hedged, until the hedged item affects earnings.
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
Accounting for Awards under the Long-term Incentive Plan
In connection with the IPO, the board of directors of the Partnership’s general partner adopted the Marlin Midstream Partners, LP 2013 Long-Term Incentive Plan (LTIP). Individuals who are eligible to receive awards under the LTIP including (1) employees of the Partnership and NuDevco Midstream Development and its affiliates, (2) directors of the Partnership’s general partner, and (3) consultants. The LTIP provides for the grant of unit options, unit appreciation awards, restricted units, phantom units, distribution equivalent rights, unit awards, profits interest units, and other unit-based awards.
All of the phantom unit awards granted to-date are considered non-employee equity based awards and are required to be remeasured at fair market value at each reporting period and amortized to compensation expense on a straight-line basis over the vesting period of the phantom units with a corresponding increase in partners’ capital as management intends to settle the awards by issuing common units upon vesting and the phantom unit awards were awarded to individuals who are not deemed to be employees of the Partnership. Distribution equivalent rights that were granted in tandem with the phantom unit awards granted to-date are accrued for each phantom unit award as the Partnership declares cash distributions and is recorded a decrease in partners’ capital with a corresponding liability in accordance with the vesting period of the underlying phantom unit, which will be settled in cash when the underlying phantom units vest.
The phantom units awarded to-date to employees of NuDevco Midstream Development and its affiliates will vest in five equal annual installments with the first installment vesting on June 30, 2014, provided that for any individual who has attained a total of five or more years of service withNuDevco Midstream Development or its affiliates at the grant date of award the phantom unit awards will fully vest on February 15, 2014. The phantom unit awards to board members of the Partnership’s general partner will fully vest on February 15, 2014.

NEW ACCOUNTING STANDARDS
Liabilities
In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date” (“ASU 2013-04”) regarding accounting for obligations resulting from joint and several liability arrangements. ASU 2013-04 is effective for interim and annual periods beginning January 1, 2014. Early adoption is permitted with retrospective application. We adopted this standard upon issuance and have applied the requirements to our 2012 condensed consolidated and combined financial statements.

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
Offsetting Assets and Liabilities
In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). ASU 2011-11 retains the existing offsetting requirements and enhances the disclosure requirements to allow investors to better compare financial statements prepared under GAAP with those prepared under International Financial Reporting Standards (“IFRS”). On January 31, 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”). ASU 2013-01 limits the scope of the new balance sheet offsetting disclosures to derivatives, repurchase agreements and securities lending transactions. Both standards will be effective for interim and annual periods beginning January 1, 2013 and should be applied retrospectively. We adopted both standards on January 1, 2013. The standards did not have an effect on our condensed consolidated and combined financial statement footnotes, as our derivative financial instruments are not presented on a net basis in our condensed consolidated and combined Balance Sheets.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk
We had exposure to changes in interest rates on our indebtedness associated with our historical credit facility described above in “—Liquidity and Capital Resources—Sources of Liquidity—Credit Facilities.” We entered into an interest rate swap contract, effective December 17, 2012, with a notional amount that declines over time. The contract effectively limited our LIBOR based interest rate exposure related to the notional amount of the swap contract through December 17, 2014. At the closing of the IPO, the interest rate swap was terminated and settled for approximately $0.1 million.
We have exposure to changes in interest rates under our new revolving credit facility. The credit markets have recently experienced historical lows in interest rates. As the overall economy strengthens, it is possible that monetary policy will tighten further, resulting in higher interest rates to counter possible inflation. Interest rates on floating rate credit facilities and future debt offerings could be higher than current levels, causing our financing costs to increase accordingly.
Commodity Price Risk
With the execution of a fee-based gathering and processing agreement and multiple fee-based transloading services agreements with AES at the closing of the IPO, substantially all of our gross margin will be generated under fee-based commercial agreements, the substantial majority of which will have minimum volume commitments. We believe these commercial arrangements will promote stable cash flows and minimal direct commodity price exposure. Accordingly, we have not entered into any derivative contracts to manage our exposure to commodity price risk, and, as a result of our limited exposure to commodity price risk under our fee-based commercial agreements, we do not plan to enter into hedging arrangements to manage such risk subsequent to the closing of the IPO. Natural gas and NGL prices can affect our profitability indirectly by influencing the level of drilling and production activity by our producer customers, the willingness of our non-producer customers to purchase natural gas for processing and the volumes of natural gas delivered to us for processing by all of our customers.
Counterparty and Customer Credit Risk
For the three and nine months ended September 30, 2013 and 2012, AES, Anadarko and Enterprise Products Partners L.P. ("Enterprise"), each accounted for more than 10% of our revenues. Although we have gathering and processing agreements with Anadarko and a NGL sales agreement with Enterprise, these agreements have remaining terms ranging from two to six years. In addition, at the closing of the IPO, we entered into a three-year fee-based gathering and processing agreement with AES at our Panola County processing facilities. Under this agreement, AES pays us a fixed fee per Mcf (subject to an annual inflation adjustment) for gathering, treating, compression and processing services and a per gallon fixed fee for NGL transportation services. As these contracts expire, we will have to renegotiate extensions or renewals with these customers or replace the existing contracts with new arrangements with other customers. If any of these customers were to default on its contracts or if we were unable to renew our contracts with them on favorable terms, we may not be able to replace such customers in a timely fashion, on favorable terms or at all. In any of these situations, our revenues and cash flows and our ability to make cash distributions to our unitholders would be materially and adversely affected.
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

Changes in Internal Control Over Financial Reporting

Other than the controls and procedures implemented to calculate and process cash distributions and equity compensation expense, there have not been any changes in the Partnership's internal control over financial reporting, as defined in Rules

13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, during the second fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 25, 2013, our Registration Statement on Form S-1 (SEC Registration No. 33-189645), as amended, filed with the SEC relating to the IPO became effective. Stifel, Nicolaus & Company, Incorporated, Robert W. Baird & Co. Incorporated and Oppenheimer & Co. Inc. served as representatives of the several underwriters for the IPO. The closing date of the IPO was July 31, 2013 and the Partnership sold 6,875,000 common units to the public. The offering price to the public was $20.00 per common unit, resulting in total net proceeds of approximately $125.3 million. The net proceeds received from the IPO, in conjunction with borrowings under our new credit facility, were used to repay approximately $131.9 million of outstanding borrowings under the Partnership's historical credit facility and settle the related interest rate swap liability of approximately $0.1 million.
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

Marlin Midstream Partners, LP

October 30, 2013	/s/ Amanda Bush
Amanda Bush
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

