Form 10-K/A
period 2013-12-31
Marlin Midstream Partners, LP
filed 2014-03-26
CIK 1575599

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
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

Marlin Midstream Partners, LP (the “Registrant”) is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission on February 27, 2014 (the “Original Filing”). The purpose of this Amendment No. 1 is to include Exhibits 3.4, 21.1, 23.1, 31.1, 31.2 and 32 that were not filed with the Original Filing due to software issues.

No other revisions or amendments have been made to any other portion of the Original Filing. This Amendment No. 1 does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing.

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

- 2

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

- 3

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

- 4

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

- 5

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

- 6

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

- 9

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

- 43

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

- 48

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

- 61

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
March 24, 2014

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

Marlin Midstream Partners, LP
By: Marlin Midstream GP, LLC
its general partner

March 24, 2014	By:	/s/ Amanda Bush
Amanda Bush Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 24, 2014	By:	/s/ W. Keith Maxwell III
W. Keith Maxwell III Chief Executive Officer (Principal Executive Officer) and Director

March 24, 2014	By:	/s/ Terry D. Jones
Terry D. Jones Director, Executive Vice President and General Counsel

March 24, 2014	By:	/s/ Amanda Bush
Amanda Bush Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

March 24, 2014	By:	/s/ David C. Baggett
David C. Baggett Director

March 24, 2014	By:	/s/ Nick W. Evans, Jr.
Nick W. Evans, Jr. Director

March 24, 2014	By:	/s/ Charles W. Jenness
Charles W. Jenness Director

March 24, 2014	By:	/s/ James Lytal
James Lytal Director

- 112

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

