Form 10-K/A
period 2013-12-31
Marlin Midstream Partners, LP
filed 2014-03-28
CIK 1575599

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 2
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

Marlin Midstream Partners, LP (the “Registrant”) is filing this Amendment No. 2 on Form 10-K/A to amend its Amendment No. 1 for the Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 26, 2014. The purpose of this Amendment No. 2 is to correct the date of the Report of Independent Registered Public Accounting Firm, which was erroneously changed by the Registrant in Amendment No. 1 and to include Exhibit 23.1, Consent of Independent Registered Public Accounting Firm, which was erroneously included in Amendment No. 1.

No other revisions or amendments have been made to any other portion of Amendment No. 1. This Amendment No. 2 does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing.

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

Marlin Midstream Partners, LP
By: Marlin Midstream GP, LLC
its general partner

March 27, 2014	By:	/s/ Amanda Bush
Amanda Bush Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 27, 2014	By:	/s/ W. Keith Maxwell III
W. Keith Maxwell III Chief Executive Officer (Principal Executive Officer) and Director

March 27, 2014	By:	/s/ Terry D. Jones
Terry D. Jones Director, Executive Vice President and General Counsel

March 27, 2014	By:	/s/ Amanda Bush
Amanda Bush Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

March 27, 2014	By:	/s/ David C. Baggett
David C. Baggett Director

March 27, 2014	By:	/s/ Nick W. Evans, Jr.
Nick W. Evans, Jr. Director

March 27, 2014	By:	/s/ Charles W. Jenness
Charles W. Jenness Director

March 27, 2014	By:	/s/ James Lytal
James Lytal Director

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

3.1	Certificate of Limited Partnership of Marlin Midstream Partners, LP.	DRS	3.1	5/3/2013	377-00170
3.2	First Amended and Restated Agreement of Limited Partnership of Marlin Midstream Partners, LP dated as of July 31, 2013 by and between Marlin Midstream GP, LLC and NuDevco Midstream Development.	8-K	3.1	7/31/2013	001-36018
3.3	Certificate of Formation of Marlin Midstream GP, LLC	DRS	3.3	5/3/2013	377-00170
3.4*	First Amended and Restated Limited Liability Company Agreement of Marlin Midstream GP, LLC
10.1	Credit Agreement, dated as of July 31, 2013, among Marlin Midstream Partners, LP, Marlin Midstream, LLC and Marlin Logistics, LLC, as co-borrowers, Société Générale, as Agent, Issuing Bank, Swing Line Bank and a Bank and SG Americas Securities, LLC, as Sole Lead Arranger and Sole Bookrunner.	8-K	10.7	8/5/2013	001-36018
10.2**	Marlin Midstream Partners, LP 2013 Long-Term Incentive Plan.	8-K	10.1	7/31/2013	001-36018
10.3	Form of Marlin Midstream Partners, LP 2013 Long-Term Incentive Plan Phantom Unit Agreement.	S-1/A	10.3	7/3/2013	333-189645
10.4	Contribution, Conveyance and Assumption Agreement dated as of July 31, 2013, by and among Marlin Midstream Partners, LP, Marlin Midstream GP, LLC, Marlin IDR Holdings, LLC, Marlin Midstream, LLC, Marlin Logistics, LLC, NuDevco Partners, LLC, NuDevco Partners Holdings, LLC, NuDevco Midstream Development, LLC, Spark Energy Ventures, LLC and W. Keith Maxwell III.	8-K	10.1	8/5/2013	001-36018
10.5	Omnibus Agreement dated as of July 31, 2013, by and among NuDevco Partners, LLC, NuDevco Partners Holdings, LLC, NuDevco Midstream Development, LLC, Marlin Midstream Partners, LP and Marlin Midstream GP, LLC.	8-K	10.2	8/5/2013	001-36018
10.6***	Gas Gathering and Processing Agreement, dated as of March 31, 2012, between Marlin Midstream, LLC and Anadarko E&P Company LP.	S-1/A	10.7	7/11/2013	333-189645
10.7***	Gas Gathering and Processing Agreement, dated as of August 1, 2012, between Marlin G&P I, LLC and Anadarko E&P Company LP.	DRS/A	10.8	6/10/2013	377-00170
10.8***	Amendment to Gas Gathering and Processing Agreement, effective as of September 1, 2012, between Marlin Midstream, LLC, Marlin G&P I, LLC and Anadarko E&P Company LP.	DRS/A	10.9	6/10/2013	377-00170
10.9***	Amended and Restated Gas Processing Agreement between Springfield Pipeline LLC and Marlin Midstream, LLC, effective as of January 1, 2008.	DRS/A	10.10	6/10/2013	377-00170
10.10***	First Amendment to Amended and Restated Gas Processing Agreement between Springfield Pipeline LLC and Marlin Midstream, LLC, effective as of July 1, 2011.	DRS/A	10.11	6/10/2013	377-00170
10.11***	Term Purchase Contract between Enterprise Products Operating, LLC and Marlin Midstream, LLC, effective as of May 1, 2010.	DRS/A	10.15	6/10/2013	377-00170

10.12***	Gas Gathering and Processing Agreement dated as of July 31, 2013, between Associated Energy Services, LP and Marlin Midstream, LLC.	8-K	10.3	8/5/2013	001-36018
10.13***	Transloading Services Agreement, dated as of July 31, 2013, between Marlin Logistics, LLC and Associated Energy Services, LP.	8-K	10.4	8/5/2013	001-36018
10.14***	Transloading Services Agreement, dated as of July 31, 2013, between Marlin Logistics, LLC and Associated Energy Services, LP.	8-K	10.5	8/5/2013	001-36018
10.15***	Ladder Transloading Services Agreement, July 31, 2013, between Marlin Logistics, LLC and Associated Energy Services, LP.	8-K	10.6	8/5/2013	001-36018
21.1*	List of Subsidiaries.
23.1*	Consent of KPMG LLP.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32*	Certifications pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Document.
101.LAB*	XBRL Labels Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.

* Filed Herewith.
**Compensatory plan or arrangement.
*** Confidential treatment has been granted for certain portions of this Exhibit pursuant to a confidential treatment order granted by the Securities and Exchange Commission. Such portions have been omitted and filed separately with the Securities and Exchange Commission.

