Form 10-Q
period 2014-03-31
Marlin Midstream Partners, LP
filed 2014-05-01
CIK 1575599

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Units outstanding as of April 30, 2014
Common Units	8,877,357
Subordinated Units	8,724,545
General Partner Units	356,104

MARLIN MIDSTREAM PARTNERS, LP
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2014

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013	- 4

Condensed Consolidated and Combined Statements of Operations for the Three Months Ended March 31, 2014 and 2013 (unaudited)	- 5

Condensed Consolidated and Combined Statement of Partners' Capital for the Year Ended December 31, 2013 and the Three Months Ended March 31, 2014 (unaudited)	- 6

Condensed Consolidated and Combined Statements of Cash Flows for the Three Months ended March 31, 2014 and 2013 (unaudited)	- 7

Notes to the Condensed Consolidated and Combined Financial Statements	- 8
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	- 20
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	- 32
ITEM 4. CONTROLS AND PROCEDURES	- 33
PART II. OTHER INFORMATION	- 34
ITEM 1. LEGAL PROCEEDINGS	- 34
ITEM 1A. RISK FACTORS	- 34
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	- 34
ITEM 6. EXHIBITS	- 35
SIGNATURES	- 35

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

MARLIN MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,877	$3,157
Accounts receivable	4,570	2,969
Accounts receivable—affiliates	3,449	3,632
Inventory	384	321
Prepaid assets	213	330
Other current assets	285	285
Total current assets	10,778	10,694
PROPERTY, PLANT AND EQUIPMENT, NET	165,907	162,548
OTHER ASSETS	828	900
TOTAL ASSETS	$177,513	$174,142
LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES
Accounts payable	$3,631	$2,791
Accrued liabilities	1,843	2,131
Accounts payable—affiliates	4,262	1,552
Long-term incentive plan payable - affiliates	121	2,752
Total current liabilities	9,857	9,226
LONG-TERM LIABILITIES
Long-term incentive plan payable - affiliates	495	291
Deferred taxes	92	75
Long-term debt	5,000	4,000
Total liabilities	15,444	13,592
PARTNERS' CAPITAL
Common units (8,877,357 and 8,724,545 issued and outstanding at March 31, 2014 and December 31, 2013, respectively)	144,718	142,587
Subordinated units (8,724,545 issued and outstanding at March 31, 2014 and December 31, 2013)	16,670	17,258
General partner units (356,104 issued and outstanding at March 31, 2014 and December 31, 2013)	681	705
Total Partners' Capital	162,069	160,550
TOTAL LIABILITIES AND PARTNERS' CAPITAL	$177,513	$174,142
The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

MARLIN MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)

	Three Months Ended March 31,
	2014	2013
	(unaudited)
REVENUES:
Natural gas, NGLs and condensate revenue	$3,605	$3,164
Gathering, processing, transloading and other revenue	6,683	4,295
Gathering, processing, transloading and other revenue—affiliates	8,530	44
Total Revenues	18,818	7,503
OPERATING EXPENSES:
Cost of natural gas, NGLs and condensate revenue	1,258	1,076
Cost of natural gas, NGLs and condensate revenue—affiliates	2,950	1,452
Operation and maintenance	2,381	3,657
Operation and maintenance—affiliates	1,935	248
General and administrative	732	1,084
General and administrative—affiliates	1,765	341
Property and other taxes	299	233
Depreciation expense	2,144	1,984
Total operating expenses	13,464	10,075
Operating income	5,354	(2,572)
Interest expense, net of amounts capitalized	(155)	(1,341)
Loss on interest rate swap	—	(10)
Net income (loss) before tax	5,199	(3,923)
Income tax expense	69	11
Net income (loss)	5,130	(3,934)

Net income for the three-months ended March 31, 2014:	$5,130
Less: general partner interest in net income	$(103)
Limited partner interest in net income	$5,027

Net income per limited partner common unit - basic and diluted	$0.28
Net income per limited partner subordinated unit - basic and diluted	$0.29
The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

MARLIN MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED AND COMBINED STATEMENT OF PARTNERS' CAPITAL AND MEMBER'S EQUITY
(in thousands)

In thousands	Member's Equity	General Partner Units	Subordinated Units	Common Units	Total

Balance at December 31, 2012	$32,279	$—	$—	$—	$32,279
Net loss attributable to the period from January 1, 2013 through July 31, 2013	(6,003)	—	—	—	(6,003)
Capital contributions through July 31, 2013	3,574	—	—	—	3,574
Transfer of net liabilities to NuDevco Midstream Development, LLC on July 31, 2013	2,307	—	—	—	2,307
Contribution of net assets to Marlin Midstream Partners, LP at July 31, 2013	(32,157)	643	15,757	15,757	—
Issuance of common units from Initial Public Offering, net of underwriting discount and other direct IPO costs, at July 31, 2013				125,329	125,329
Distributions through December 31, 2013		(82)	(2,022)	(2,022)	(4,126)
Net income attributable to the period from August 1, 2013 through December 31, 2013		144	3,523	3,523	7,190
Balance at December 31, 2013	—	705	17,258	142,587	160,550
Issuance of common units under the Long-Term Incentive Plan				2,720	2,720
Distributions through March 31, 2014		(127)	(3,102)	(3,102)	(6,331)
Net income for the three months ended March 31, 2014		103	2,514	2,513	5,130
Balance at March 31, 2014	$—	$681	$16,670	$144,718	$162,069

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

MARLIN MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2014	2013
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,130	$(3,934)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation expense	2,144	1,984
Amortization of deferred financing costs	72	167
Equity-based compensation	1,246	—
Deferred taxes	18	—
Unrealized loss on derivatives	—	(8)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,601)	3,856
(Increase) decrease in accounts receivable—affiliates	183	(23)
Increase in inventory	(62)	(33)
(Increase) decrease in prepaid assets	117	(7)
Increase in other current assets	—	(624)
Decrease in other assets	—	14
Increase in accounts payable	148	1,687
Decrease in accrued liabilities	(288)	(477)
Increase (decrease) in accounts payable—affiliates	1,755	(3,209)
Net cash provided by (used in) operating activities	8,862	(607)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,811)	(3,264)
Net cash used in investing activities	(4,811)	(3,264)
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions	—	324
Borrowing of long-term debt	6,500	3,000
Repayments on long-term debt	(5,500)	(2,063)
Distributions	(6,331)	—
Net cash provided by (used in) financing activities	(5,331)	1,261
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,280)	(2,610)
CASH AND CASH EQUIVALENTS—Beginning of Period	3,157	5,555
CASH AND CASH EQUIVALENTS—End of Period	$1,877	$2,945

Supplemental Cash Flow Information:
Cash paid for interest	$87	$1,499
Accrual of Construction-in-progress and capital expenditures	$2,098	$4,018
The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

MARLIN MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
As a company with less than $1.0 billion in revenues during its last fiscal year, the Partnership qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other regulatory requirements.
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
Following the closing of the IPO, the Partnership has multiple fee-based commercial agreements in place with Anadarko Petroleum Corporation (“Anadarko”) and AES, substantially all of which include minimum volume commitments and annual inflation adjustments that are the source of a substantial portion of the Partnership's revenues.

2. BASIS OF PRESENTATION
The condensed consolidated and combined financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").
In preparing financial statements in accordance with GAAP, management makes informed judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses. Management evaluates its estimates and related assumptions regularly, utilizing historical experience and other methods considered reasonable under the particular circumstances. Changes in facts and circumstances or additional information may result in revised estimates and actual results may differ from these estimates. Effects on the business, financial condition and results of operations resulting from revisions to estimates are recognized when the facts that give rise to the revision become known. The information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated and combined financial statements. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results which may be expected for the full year or for any interim period. The condensed consolidated and combined financial statements include the accounts of the Partnership and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
Certain information and note disclosures commonly included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. Accordingly, the accompanying condensed consolidated and combined financial statements and notes should be read in conjunction with the Partnership’s annual report on Form 10-K for the year ended December 31, 2013, as amended on March 26, 2014 and March 28, 2014 (the "Annual Report"), as filed with the SEC on February 27, 2014. Management believes that the disclosures made are adequate to make the information not misleading.
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
Marlin Midstream has also historically relied upon SEV and its affiliates as a participant in SEV's credit facility prior to the IPO. As a result, the historical combined financial information for the three months ended March 31, 2013 is not necessarily indicative of what the Partnership's results of operations, financial position and cash flows will be in the future.
Subsequent Events
Subsequent events have been evaluated through the date these financial statements are issued. Any material subsequent events that occurred prior to such date have been properly recognized or disclosed in the condensed consolidated and combined financial statements.
Net Income Per Unit
The Partnership has omitted net income per unit for all historical periods prior to the IPO because the Partnership operated under a sole member equity structure for the periods prior to the IPO, which is different than the capital structure resulting from the consummation of the IPO and, as a result, the per unit data for periods prior to the IPO would not be meaningful to investors.
Reclassifications
Certain amounts reported for prior years in the condensed consolidated and combined financial statements have been reclassified to conform to the current year's presentation.

3. PARTNERSHIP EQUITY AND DISTRIBUTIONS
Outstanding Units
At each of March 31, 2014 and December 31, 2013, the Partnership had outstanding 8,877,357 common units and 8,724,545 subordinated units. NuDevco Midstream Development owns 100% of the interest in the Partnership’s general partner, which owns a 2.0% general partner interest in the Partnership, 10.4% of the Partnership’s outstanding common units and 49.0% of the Partnership’s outstanding subordinated units.

Distributable Cash and Distributions

The partnership agreement requires the Partnership to distribute all available cash, as defined in our Partnership Agreement, to unitholders of record, as of the applicable record date, no later than 45 days after the end of each quarter.

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

The partnership declared the following cash distributions to its unitholders of record for the periods presented:

In Thousands, except per-unit amounts		Total Quarterly	Total Cash	Date of
Quarter ended:		Distribution per Unit	Distribution	Distribution
March 31, 2014		$0.355	$6,375.1	May 6, 2014
March 31, 2013	(1)	—	—	—
(1) No distributions were declared for the quarter ended March 31, 2013. Although this quarter is presented in comparative financial statements, this quarter was prior to the completion of the IPO.

General Partner Interest
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
Incentive Distribution Rights
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
Subordinated Units and Common Units Held by NuDevco Midstream Development
The Partnership’s partnership agreement provides that, during the defined subordination period, the common units have the right to receive distributions of available cash from operating surplus each quarter in an amount equal to $0.35 per common unit before any distributions of available cash from operating surplus may be made on the subordinated units. The subordinated units are deemed “subordinated” because for a defined period of time the subordinated units will not be entitled to receive any distributions until the common units have received the minimum quarterly distribution plus any arrearages from prior quarters. Furthermore, no arrearages accrue or are payable on the subordinated units.

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

4. NET INCOME PER UNIT

The Partnership's net income is allocated to the general partner and the limited partners in accordance with their respective ownership percentages and, when applicable, giving effect to incentive distribution rights. Basic and diluted net income per unit is calculated by dividing the partner's interest in net income by the weighted average number of units outstanding during the period.
The following table illustrates the Partnership’s calculation of net income per unit for common and subordinated partner units

In Thousands, except per unit data
Net income for the three-months ended March 31, 2014:	$5,130
Less: general partner interest in net income	(103)
Limited partner interest in net income	$5,027
Net income allocable to common units	$2,513
Net income allocable to subordinated units	2,514
Limited partner interest in net income	$5,027
Net income per limited partner common unit - basic	$0.28
Net income per limited subordinated unit - basic	$0.29
Net income per limited partner unit - basic	$0.29
Net income per limited partner common unit - diluted	$0.28
Net income per limited subordinated unit - diluted	$0.29
Net income per limited partner unit - diluted	$0.28
Weighted average limited partner units outstanding - basic
Common units	8,877,357
Subordinated units	8,724,545
Total	17,601,902
Weighted average limited partner units outstanding - diluted
Common units	8,987,107
Subordinated units	8,724,545
Total	17,711,652

5. PROPERTY, PLANT AND EQUIPMENT
Net property, plant and equipment are composed of the following:

In Thousands	Estimated Useful Lives (Years)	March 31, 2014	December 31, 2013
Gas processing plants (1)	5 – 40	$135,064	$133,859
Gathering pipelines and related equipment	5 – 40	47,928	47,728
Land and rights of way	—	11,624	11,043
Construction-in-progress	—	6,112	2,594
Information technology and other	2 – 10	1,548	1,548
Office building	15	306	306
Autos	5	357	357
Total		202,939	197,435
Accumulated depreciation		(37,032)	(34,887)
Property, plant and equipment, net		$165,907	$162,548
_________________________

(1)	Includes inlet and residue pipelines and connections.

MARLIN MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Depreciation expense was $2.1 million and $2.0 million for the three months ended March 31, 2014 and 2013, respectively.
At the completion of the IPO, the Partnership transferred the Partnership's 50% interest in the CO2 processing facility located in Monell, Wyoming to affiliates of NuDevco. As such, subsequent to the closing of the IPO, the Partnership incurs no revenues or expenses associated with the Monell facility. The Partnership was responsible for the design and construction of the Monell facility. Anadarko was designated as an operator of the Monell facility who has exclusive right to operate the facility until terminated by unanimous vote of the owners. Revenue generated from and capital expenditures and operating expenses incurred in connection with the operation of the plant were allocated on a pro-rata basis in proportion to each owner's ownership interest. The Partnership recorded its proportional cost of the Monell facility and its share of revenues and expenses in its condensed consolidated and combined financial statements, as earned and incurred prior to the closing of the IPO, respectively.
For the three months ended March 31, 2013, the Partnership recorded revenues of $0.1 million and recorded expenses of $0.2 million attributable to the Monell facility in connection with the collaborative arrangement. These revenues are recorded in natural gas, NGLs and condensate revenue and the expenses are recorded in operation and maintenance in the condensed consolidated and combined Statements of Operations.

6. LONG-TERM DEBT AND INTEREST EXPENSE
Long-term debt consists of the following:

In Thousands	March 31, 2014	December 31, 2013
Revolving credit facility	$5,000	$4,000
Total long-term debt	$5,000	$4,000

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

MARLIN MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

bank accounts and collateral assignments of our and our subsidiaries’ material construction, ownership and operation agreements, including any agreements with AES or Anadarko.
At the closing of the IPO, the Partnership borrowed $25.0 million under the new revolving credit facility, a portion of which, along with the proceeds from the IPO, were used to repay approximately $131.9 million of outstanding borrowings under the previous credit facility. Immediately upon repayment, the previous credit facility was terminated. At March 31, 2014, the Partnership had $5.0 million outstanding under the new revolving credit facility.
Our new revolving credit facility also contains covenants that, among other things, require us to maintain specified ratios or conditions. We must maintain a consolidated senior secured leverage ratio, consisting of consolidated indebtedness under our new revolving credit facility to consolidated EBITDA of not more than 4.0 to 1.0, as of the last day of each fiscal quarter. In addition, we must maintain a consolidated interest coverage ratio, consisting of our consolidated EBITDA minus capital expenditures to our consolidated interest expense, letter of credit fees and commitment fees of not less than 2.5 to 1.0, as of the last day of each fiscal quarter. As of March 31, 2014, the Partnership was in compliance with all debt covenants.
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
Debt Maturities
Principal amounts of long-term debt under the new revolving credit facility mature on July 31, 2017.
Deferred Financing Costs
Deferred financing costs were $1.0 million and $1.0 million as of March 31, 2014 and December 31, 2013, respectively. Of these amounts, $0.3 million and $0.3 million are included in other current assets within the condensed consolidated Balance Sheets at March 31, 2014 and December 31, 2013 , respectively, and $0.7 million and $0.7 million are included in other assets within the condensed consolidated Balance Sheets at March 31, 2014 and December 31, 2013, respectively, based on the term of the related debt obligations.
Amortization of deferred financing costs was $0.1 million and $0.2 million for the three months ended March 31, 2014 and 2013, respectively. Amortization of deferred financing costs is recorded in interest expense, net of amounts capitalized, in the condensed consolidated and combined Statements of Operations.
Interest Expense
A reconciliation of total interest expense to “interest expense, net of amounts capitalized” as reported in the condensed consolidated and combined Statements of Operations for the three months ended March 31, 2014 and 2013 is as follows:

In Thousands	Three Months Ended March 31,
	2014	2013
Interest expense on long-term debt	$104	$1,286
Interest expense from amortization of deferred financing costs	72	167
Less interest expense capitalized	(21)	(112)
Total interest expense, net of amounts capitalized	$155	$1,341

7. DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swap

MARLIN MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On December 17, 2012, Marlin Midstream entered into a new interest rate swap ("2012 Swap") in order to fix a portion of the interest rate on Marlin Midstream’s amended term loan. Marlin Midstream paid a fixed rate and received a floating rate under the 2012 Swap. The maturity date of the 2012 Swap was December 17, 2014, and the notional amount of the 2012 Swap at December 31, 2012 was $62.5 million. On July 31, 2013, in connection with the Partnership's IPO, the 2012 Swap was settled for approximately $0.1 million. The Partnership had no derivative assets and liabilities as of the March 31, 2014 or December 31, 2013.
Marlin Midstream’s interest rate swaps did not meet the criteria necessary to qualify for cash flow hedge accounting and were recorded at fair value at each reporting period with the associated unrealized gain or loss recorded in gain (loss) on interest rate swap in the condensed consolidated and combined Statements of Operations.
The following table presents the net realized and unrealized gains (losses) recognized in net income for derivative instruments not designated as hedging instruments:

In Thousands
Description of Derivatives	Statement of Operations Location	Three Months Ended March 31,
		2014	2013
Interest rate swap contracts	Gain (loss) on interest rate swap	—	(10)
Total loss recognized in income		—	(10)

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
 The Partnership had no financial instruments at March 31, 2014 or December 31, 2013. At the IPO date, the Partnership settled the outstanding interest rate swap.
The estimated fair value of accounts receivable, accounts receivable-affiliates, accounts payable, accounts payable-affiliates and accrued liabilities approximate their carrying values due to their short-term nature. The estimated fair value of the Partnership’s outstanding long-term debt approximates carrying value due to the variable rate nature of the Partnership’s long-term debt.

MARLIN MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9. SEGMENT INFORMATION

The Partnership's revenues are derived from two operating segments: (i) gathering and processing, and (ii) crude oil logistics. These segments are monitored separately by management for performance and are consistent with internal financial reporting. These segments have been identified based on the differing products and services, regulatory environment, and expertise required for their respective operations. Gross margin is a primary performance measure used by management. The Partnership defines gross margin as revenues less costs of revenues. Gross margin should not be considered an alternative to, or more meaningful than, operating income as determined in accordance with generally accepted accounting principles.

The following table presents financial information by segment for the three months ended March 31, 2014. Our crude oil logistics segment had no material operations for the three months ended March 31, 2013:

Three months ended March 31, 2014:
	Gathering &	Crude Oil	Corporate and	Marlin Midstream
In Thousands	Processing	Logistics	Consolidation	Partners, LP
Total Revenues	$15,402	$3,416	$—	$18,818
Cost of revenues	4,208	—	—	4,208
Gross Margin	11,194	3,416	—	14,610

Operation and maintenance	3,573	357	386	4,316
General and administrative	—	—	2,497	2,497
Other operating expenses	2,443	—	—	2,443
Operating income	5,178	3,059	(2,883)	5,354

Interest expense, net of amounts capitalized	—	—	(155)	(155)
Income tax expense	—	—	(69)	(69)
Net income (loss)	$5,178	$3,059	$(3,107)	$5,130

The following table presents financial information by segment as of the three months ended March 31, 2014 and the year ended December 31, 2013, respectively:

MARLIN MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Balance sheet at March 31, 2014:
In Thousands	Gathering &	Crude Oil	Corporate and	Marlin Midstream
	Processing	Logistics	Consolidation	Partners, LP
Assets:
Current Assets	$7,208	$1,195	$2,375	$10,778
Property, Plant and Equipment, Net	165,399	508	—	165,907
Other Assets	163	—	665	828
Total Assets	$172,770	$1,703	$3,040	$177,513

Liabilities and Partners' Capital
Total current liabilities	$5,838	$7	$4,012	$9,857
Total long-term liabilities	—	—	5,587	5,587
Total liabilities	5,838	7	9,599	15,444

Partners' Capital	166,932	1,696	(6,559)	162,069

Total liabilities and Partners' Capital	$172,770	$1,703	$3,040	$177,513

Balance sheet at December 31, 2013:
In Thousands	Gathering &	Crude Oil	Corporate and	Marlin Midstream
	Processing	Logistics	Consolidation	Partners, LP
Assets:
Current Assets	$5,727	$1,195	$3,772	$10,694
Property, Plant and Equipment, Net	162,029	519	—	162,548
Other Assets	163	—	737	900
Total Assets	$167,919	$1,714	$4,509	$174,142

Liabilities and Partners' Capital
Total current liabilities	$2,796	$353	$6,077	$9,226
Total long-term liabilities	—	—	4,366	4,366
Total liabilities	2,796	353	10,443	13,592

Partners' Capital	165,123	1,361	(5,934)	160,550

Total liabilities and Partners' Capital	$167,919	$1,714	$4,509	$174,142

10. COMMITMENTS AND CONTINGENCIES
The Partnership has reserved capacity of 3,500 barrels a day at a third-party fractionator. If the Partnership fails to deliver 95% of the reserved capacity, the Partnership is obligated to pay a fixed fee. The maximum total fixed fee that the Partnership would be obligated to pay is approximately $2.2 million per year through the end of the contract, which expires April 30, 2015. Under the three-year fee-based commercial agreement with a subsidiary of SEV, the Partnership is reimbursed for a majority of any deficiency payments accrued under the reserved capacity agreement. The Partnership recorded $0.1 million and $0.4 million of expense for the three months ended March 31, 2014 and 2013, respectively, of accrued deficiency payments for under delivery of volumes.
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
Accounts receivable from and accounts payable to affiliates
The Partnership had receivables due from affiliates of $3.4 million and $3.6 million at March 31, 2014 and December 31, 2013, respectively. Receivables due from affiliates primarily related to our fee-based gathering and processing

MARLIN MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

agreement with a subsidiary of SEV, and our fee-based transloading services agreement with a subsidiary of SEV. Payables to affiliates were $4.3 million and $1.6 million at March 31, 2014 and December 31, 2013, respectively. Payables to affiliates primarily related to settlements under our gathering and processing agreement with a subsidiary of SEV and reimbursement to an affiliate of NuDevco for certain general and administrative and operating costs under the omnibus agreement with NuDevco.
Revenues and cost of revenues
Prior to the IPO on July 31, 2013, the Partnership provided processing services for a subsidiary of SEV, whereby the Partnership gathered natural gas from third parties, extracted NGLs, and redelivered the processed natural gas to the subsidiary of SEV. Under certain third-party contracts, the Partnership transferred all natural gas purchased to the subsidiary of SEV at market price. The Partnership also replaced energy used in processing due to the extraction of liquids, compression and transportation of natural gas, and fuel by purchasing natural gas from a subsidiary of SEV at the same market price. The Partnership used the MMBtu volume to measure how much energy is used in processing. Cost of natural gas, NGLs and condensate revenue—affiliates included in the Partnership’s results of operations for the three months ended March 31, 2013 from these agreements was $1.5 million.

Additionally, the Partnership has entered into a gas transportation agreement with a subsidiary of SEV. The Partnership receives the higher of (i) a minimum monthly payment or (ii) a transportation fee per MMBtu times actual volumes delivered. The current transportation agreement was set to expire on February 28, 2013, but was extended for three additional years at a fixed rate per MMBtu without a minimum monthly payment. Included in the Partnership’s results of operations for the three months ended March 31, 2014 and 2013 are gathering, processing and other revenue—affiliates of less than $0.1 million and $0.1 million, respectively, related to these transactions.
In connection with the IPO, the Partnership entered into a three-year fee-based commercial agreement with AES, requiring a minimum monthly volume commitment of 80 MMcf/d. This agreement became effective August 1, 2013. Included in the Partnership's results of operations for the three months ended March 31, 2014 are gathering, processing, transloading and other revenue—affiliates of $5.1 million related to this agreement. Cost of natural gas, NGLs and condensate revenue - affiliates included in the Partnership’s results of operations for the three months ended March 31, 2014 related to this agreement was $3.0 million.
In connection with the IPO, the Partnership entered into three-year transloading services agreements with AES, requiring minimum monthly volume commitments for crude oil transloading services. Included in the Partnership's results of operations for the three months ended March 31, 2014 are gathering, processing, transloading and other revenue—affiliates of $3.4 million related to these agreements.
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
The total amount charged to the Partnership for direct reimbursement of operating and overhead cost allocations, which is recorded in operation and maintenance—affiliates, for the three months ended March 31, 2014 and 2013 was $1.9 million and $0.2 million, respectively. The total amount charged to the Partnership for direct reimbursement of administrative and overhead cost allocations, which is recorded in general and administrative—affiliates, for the three months ended March 31, 2014 and 2013 was $1.8 million and $0.3 million, respectively.

MARLIN MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Capital Contributions
During the three months ended March 31, 2013, the Partnership received capital contributions of $0.3 million from its sole member, who is also the sole member of SEV and NuDevco.

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

On August 1, 2013, phantom units, with distribution equivalent rights, of 292,000 units were awarded to certain employees of NuDevco Midstream Development and its affiliates who provide direct or indirect services to the Partnership pursuant to affiliate agreements and 20,000 units were awarded to certain board members of the Partnership’s general partner. All of the phantom unit awards granted to-date are considered non-employee equity based awards, issued to individuals who are not deemed to be employees of the Partnership, and are required to be remeasured at fair market value at each reporting period and amortized to compensation expense on a straight-line basis over the vesting period of the phantom units with a corresponding increase in a liability as management intends to settle the awards by allowing the recipient to choose between issuing the net amount of common units due, less common units equivalent to pay withholding taxes, due upon vesting with the Partnership paying the amount of withholding taxes due in cash or issuing the gross amounts of common units due with the recipient paying the withholding taxes. Distribution equivalent rights are accrued for each phantom unit award as the Partnership declares cash distributions and is recorded as a decrease in partners’ capital with a corresponding liability in accordance with the vesting period of the underlying phantom unit, which will be settled in cash when the underlying phantom units vest.

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

For the three month period ended March 31, 2014, approximately $0.9 million in compensation expense was recorded in general and administrative expenses - affiliates and approximately $0.4 million in compensation expense was recorded in operation and maintenance - affiliates in the condensed consolidated and combined Statements of Operations. No compensation expense was recorded for the same period in 2013 as there were no LTIP awards outstanding. A summary of the phantom units activity during the three months ended March 31, 2014 is presented below:

	Number of units	Weighted Average Grant-Date Fair Value
Total Non-vested at January 1, 2014	312,000	$20.00
Granted	—	—
Vested	(205,250)	17.80
Forfeited or canceled	—	—
Total Outstanding at March 31, 2014	106,750	$20.00

Unrecognized compensation expense associated with the unvested phantom units at March 31, 2014 was approximately $1.3 million and is recognized over a weighted average period of five years.

13. SUBSEQUENT EVENTS

On April 21, 2014, the Partnership announced that the board of directors of its general partner declared a quarterly cash distribution of $0.355 per unit, or $1.42 on an annualized basis, to unitholders of record as of May 1, 2014. The Partnership will pay the quarterly distribution to unitholders on May 6, 2014.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated and combined financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated and combined financial statements and notes thereto and management's discussion and analysis of financial condition and results of operations as of and for the year ended December 31, 2013 and 2012 included in the Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on February 27, 2014, as amended on March 26, 2014 and March 28, 2014 (the "Annual Report on Form 10-K"). Unless otherwise noted, references to "we," "us," "our," the "Partnership" or "Marlin Midstream Partners" refers to Marlin Midstream Partners, LP and its subsidiaries.
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

•	outages at the processing or fractionation facilities owned by us or third parties caused by mechanical failure and maintenance, construction and other similar activities;

•	leaks or accidental releases of products or other materials into the environment, whether as a result of human error or otherwise;

•	the level and timing of our expansion capital expenditures and our maintenance capital expenditures;

•	the cost of acquisitions, if any;

•	the level of our general and administrative expenses, including reimbursements to our general partner and its affiliates for services provided to us;

•	our debt service requirements and other liabilities;

•	fluctuations in our working capital needs;

•	our ability to borrow funds and access capital markets;

•	restrictions contained in our debt agreements;

•	the amount of cash reserves established by our general partner;

•	other business risks affecting our cash levels; and

•	other factors discussed below and elsewhere in “Risk Factors” in our Annual Report on Form 10-K and in our other public filings and press releases.

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
Gathering and Processing Agreements

•
Beginning on January 1, 2012, our commercial agreements with Anadarko at our Panola County processing facilities were amended such that Anadarko began receiving the NGLs extracted on an in-kind basis. As a result, we do not sell the NGLs extracted under these amended agreements, and therefore the NGLs recovered under these amended agreements are not included in our natural gas, NGLs and condensate sales. Under our commercial agreements that do not require us to deliver NGLs to the customer in kind, including our gathering and processing agreement with AES that we entered into in connection with the closing of the IPO, we provide NGL transportation services to the customer whereby we purchase the NGLs from the customer at an index price, less fractionation and transportation fees, and simultaneously sell the NGLs to third parties at the same index price, less fractionation fees. The revenues generated by these activities are substantially offset by a corresponding cost of revenue that is recorded when we compensate the customer for its contractual share of the NGLs.

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

Operating and General and Administrative Expenses
With respect to our operation and maintenance expenses and general and administrative expenses, prior to the IPO, we employed all of our operational personnel and most of our general and administrative personnel directly, and incurred direct operating and general and administrative charges with respect to their compensation. In connection with the closing of the IPO, all of our personnel were transferred to affiliates of NuDevco. As a result, following the closing of the IPO, we reimburse NuDevco for the compensation of these employees on a direct or allocated basis, depending on whether those employees spend all or only a part of their time working for us. As a result of this change, the amount of our affiliate operation and maintenance expenses and affiliate general and administrative expenses will increase, and the amount of our non-affiliate operation and maintenance expenses and non-affiliate general and administrative expenses will decrease, compared to historical amounts. In addition, our general and administrative costs have increased due to the costs of operating as a publicly traded partnership.
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
Financing
There are differences in the way we finance our operations as compared to the way we financed our operations on a historical basis prior to the IPO. Historically, our operations were financed by cash generated from operations, equity investments by our sole member and borrowings under our existing credit facility. In connection with the closing of the IPO, we repaid the full amount of our previous credit facility, settled our related interest rate swap liability and entered into a new $50.0 million senior secured revolving credit facility. Approximately $5.0 million was outstanding under our new senior secured revolving credit facility as of March 31, 2014. Based on the terms of our cash distribution policy, we expect that we will distribute to our unitholders and our general partner most of the cash generated by our operations. As a result, we expect to fund future capital expenditures primarily from external sources, including borrowings under our new revolving credit facility and future issuances of equity and debt securities.

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

In Thousands, except volume data	Three Months Ended March 31,
	2014	2013
Gross Margin	$14,610	$4,975
Gas volumes (MMcf/d) (2)	214
Transloading volumes (Bbls/d) (2)	18,980
Adjusted EBITDA	$8,744	$(588)
Distributable Cash Flow (1)	$7,774
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
The following table presents a reconciliation of the non-GAAP financial measure of gross margin to the GAAP financial measure of operating income:

In Thousands	Three Months Ended March 31,
	2014	2013
Total operating income (loss)	$5,354	$(2,572)
Operation and maintenance	2,381	3,657
Operation and maintenance-affiliates	1,935	248
General and administrative	732	1,084
General and administrative-affiliates	1,765	341
Property and other taxes	299	233
Depreciation expense	2,144	1,984
Gross Margin	$14,610	$4,975

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

Adjusted EBITDA and Distributable Cash Flow
We use adjusted EBITDA to analyze our performance and define it as net income (loss) before interest expense (net of amounts capitalized) or interest income, income tax expense, depreciation expense, equity based compensation expense and any gain/loss from interest rate derivatives. Although we have not quantified distributable cash flow on a historical basis prior to the IPO, for periods subsequent to the IPO we compute and present this measure, which we define as adjusted EBITDA plus interest income, less cash paid for interest expense and maintenance capital expenditures.
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
Our partnership agreement requires that, within 45 days after the end of each quarter, beginning with the quarter ending September 30, 2013, we distribute all of our available cash to unitholders of record on the applicable record date. For the three months ended March 31, 2014, a distribution of $0.355 per unit was declared on April 21, 2014 to be paid on May 6, 2014 for unitholders of record as of May 1, 2014.
The following table presents a reconciliation of the non-GAAP financial measure of adjusted EBITDA to the GAAP financial measure of net income(loss)::

In Thousands	Three Months Ended March 31,
	2014	2013
Net income (loss)	$5,130	$(3,934)
Interest expense, net of amounts capitalized	155	1,341
Income tax expense	69	11
Equity based compensation	1,246	—
Loss on interest rate swap	—	10
Depreciation expense	2,144	1,984
Adjusted EBITDA	$8,744	$(588)
The following table presents a reconciliation of the non-GAAP financial measure of distributable cash flow to the GAAP financial measure of net income (loss):

Distributable cash flow for the three months ended March 31, 2014:
In Thousands
Net income	$5,130
Add:
Equity based compensation	1,246
Interest expense, net of amounts capitalized	155
Depreciation expense	2,144
Income tax expense	69
Adjusted EBITDA earnings	8,744
Less:
Maintenance capital expenditures	(796)
Cash interest expense	(105)
Income tax expense	(69)
Distributable cash flow	$7,774

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

The following table presents selected financial data for each of the three months ended March 31, 2014 and 2013.

In Thousands	Three months ended
	March 31, 2014	March 31, 2013	Change	% Change
REVENUES:
Natural gas, NGLs and condensate revenue	$3,605	$3,164	$441	13.9%
Gathering, processing, transloading and other revenue	15,213	4,339	10,874	250.6%
Total Revenues	18,818	7,503	11,315	150.8%
OPERATING EXPENSES:
Cost of natural gas, NGLs and condensate revenue	4,208	2,528	1,680	66.5%
Operation and maintenance	4,316	3,905	411	10.5%
General and administrative	2,497	1,425	1,072	75.2%
Property and other taxes	299	233	66	28.3%
Depreciation expense	2,144	1,984	160	8.1%
Total operating expenses	13,464	10,075	3,389	33.6%
Operating income	5,354	(2,572)	7,926	308.2%
Interest expense, net of amounts capitalized	(155)	(1,341)	1,186	(88.4)%
Interest and other income	—	—	—	—%
Loss on interest rate swap	—	(10)	10	(100.0)%
Net income (loss) before tax	$5,199	$(3,923)	$9,122	232.5%

Key performance metrics:
Gross margin (2)	$14,610	$4,975	$9,635	193.7%
Adjusted EBITDA (s)	$8,744	$(588)	$9,332	1,587.1%

Volumes:
Processing Facilities (MMcf/d) (1)	214
Transloading Facilities (Bbls/d) (1)	18,980
(1) Volumes reflect the minimum volume commitment under our fee-based contracts or actual throughput, whichever is greater, for the post-IPO period.
(2) Gross margin and Adjusted EBITDA are not financial measures presented in accordance with GAAP. For a reconciliation of Gross Margin and Adjusted EBITDA to their most directly comparable financial measures calculated and presented in accordance with GAAP, please see “-How We Evaluate Our Operations-Note Regarding non-GAAP financial measures.”

Revenues. Natural gas, NGLs and condensate revenue increased by $0.4 million, or 13.9%, to $3.6 million for the three months ended March 31, 2014 as compared to $3.2 million for the three months ended March 31, 2013. The increase in natural gas, NGLs and condensate revenue is primarily due to an increase in NGL prices. The average price of ethane increased by 31% to $0.34 per gallon for the three months ended March 31, 2014 from $0.26 per gallon for the three months ended March 31, 2013, and the average price of propane increased by 51% to $1.30 per gallon for the three months ended March 31, 2014 from $0.86 per gallon for the three months ended March 31, 2013. Increasing NGL prices attributed to an approximate $0.4 million increase in our NGL sales for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

Gathering, processing, transloading and other revenue increased by $10.9 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, primarily from our minimum volume commitment agreements with Anadarko and AES. We expect the trend of increased volumes under fee-based agreements to continue, consistent with our overall business strategy. At our IPO date, we entered into a three-year fee-based gathering and processing agreement with AES with a minimum volume commitment and annual inflation adjustments. For the three months ended March 31, 2014, we recorded $5.1 million in gathering, processing , transloading and other revenue as a result of this contract. Our crude oil logistics assets became operational in the third quarter of 2013. As such, there are no results of operations or assets related to this segment for the three months ended March 31, 2013. For the three months ended March 31, 2014, the crude oil logistics segment had gathering, processing, transloading and other revenue of approximately $3.4 million related directly to our fee-based logistics contracts with AES. The remaining $2.4 million increase in gathering, processing, transloading and other revenue is primarily a result of increased volumes under third-party fee-based agreements.
Cost of Revenues. Cost of revenues are derived primarily from the creation of natural gas, NGL and condensate revenue. Total cost of natural gas, NGLs and condensate revenue increased by $1.7 million, or 66.5%, to $4.2 million for the three months ended March 31, 2014 from $2.5 million for the three months ended March 31, 2013 primarily due to the volume of redelivered gas at the tailgate of our plant and an increase in prices for NGLs. The volume of gas redelivered or sold at the tailgates of our processing facilities is lower than the volume received or purchased at delivery points on our gathering systems or interconnecting pipelines due to the NGLs extracted when the natural gas is processed. Prior to our IPO, we were required to make up or “keep the producer whole” for the condensate and NGL volumes extracted from the natural gas stream through the delivery of or payment for a thermally equivalent volume of residue gas. Under certain keep-whole agreements, we purchased natural gas from a subsidiary of SEV in order to make up or “keep the producer whole” for the condensate and NGL volumes extracted from the natural gas stream during processing. The cost of these “replacement” natural gas volumes is recorded in our cost of natural gas, NGLs and condensate revenue. At the closing of our IPO, we assigned all of our keep-whole agreements to AES. The cost of natural gas, NGLs and condensate revenue recorded for the three months ended March 31, 2014 primarily relates to the purchase of NGLs under our gathering and processing agreement with AES.
Operation and Maintenance Expense. Operation and maintenance expense increased by $0.4 million, or 10.5%, to $4.3 million for the three months ended March 31, 2014 from $3.9 million for the three months ended March 31, 2013. This increase is primarily due to $0.4 million of equity-based compensation expense and $0.4 million in operating expenses for our crude oil logistics contracts. These increases were offset by a decrease in maintenance expenses of $0.4 million incurred during the three months ended March 31, 2013 that were not incurred during the three months ended March 31, 2014. Operation and maintenance expenses are primarily composed of expenses related to labor, utilities and chemicals, property insurance premiums, compression costs and maintenance and repair expenses, which generally remain relatively stable across broad ranges of throughput volumes but can fluctuate from period to period depending on the mix of activities performed during the period and the timing of these expenses.
General and Administrative Expense. General and administrative expense increased by $1.1 million, or 75.2%, to $2.5 million for the three months ended March 31, 2014 from $1.4 million for the three months ended March 31, 2013. The increase is primarily due to costs of being a publicly traded partnership. Approximately $0.9 million of this increase is equity-based compensation expense which is recorded to general and administrative expense - affiliates. No such costs were incurred during the three months ended March 31, 2013.
Interest Expense. Interest expense, net of amounts capitalized decreased by $1.2 million, or 88.4%, to $0.2 million for the three months ended March 31, 2014 from $1.3 million for the three months ended March 31, 2013. The decrease is primarily due to a lower outstanding average principle balance. During the three months ended March 31, 2014, our outstanding indebtedness consisted of draws under our new revolving credit facility. During the three months ended March 31, 2013, our outstanding indebtedness consisted of a term loan and revolving credit facility, with significantly higher principal amounts.

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
Historically, sources of liquidity included cash generated from operations, equity investments by our sole Member and borrowings under our historical credit facility prior to the IPO.
We expect ongoing sources of liquidity to include cash generated from operations, our new revolving credit facility and issuances of additional debt and equity securities. We believe that cash generated from these sources will be sufficient to sustain operations, to finance anticipated expansion plans and growth initiatives, and to make quarterly cash distributions on all of our outstanding units at the minimum quarterly distribution rate. However, in the event our liquidity is insufficient, we may be required to limit our spending on future growth plans or other business opportunities or to rely on external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our growth.
We intend to pay a minimum quarterly distribution of at least $0.35 per unit per quarter, which equates to $6.2 million per quarter, or approximately $24.9 million per year. However, other than the requirement in our partnership agreement to distribute all of our available cash each quarter, we have no obligation to make quarterly cash distributions in this or any other amounts and our general partner has considerable discretion to determine the amount of our available cash each quarter.
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
As of March 31, 2014, we had unused capacity under our new revolving credit facility of $45.0 million and outstanding borrowings of $5.0 million.

CASH FLOWS
Net cash flows provided by (used in) operating activities, investing activities and financing activities for the three months ended March 31, 2014 and 2013 were as follows:

In Thousands	Three Months Ended March 31,
	2014	2013	Change
Net cash provided by (used in):
Operating activities	$8,862	$(607)	$9,469
Investing activities	$(4,811)	$(3,264)	$(1,547)
Financing activities	$(5,331)	$1,261	$(6,592)

Operating Activities. Cash flows provided by operating activities increased by $9.5 million to $8.9 million for the three months ended March 31, 2014, as compared to cash used in operating activities of $0.6 million for the three months ended March 31, 2013. The increase is primarily due to an increase in net income discussed above under "Results of Operations" after excluding the effect of depreciation expense, amortization of deferred financing costs and equity-based compensation. In addition, during the three months ended March 31, 2014, amounts owed to affiliates increased primarily from the gathering and processing agreement with AES.
Investing Activities. Cash flows used in investing activities increased by $1.5 million to $4.8 million for the three months ended March 31, 2014 as compared to $3.3 million for the three months ended March 31, 2013. Cash paid for capital expenditures during the three months ended March 31, 2014 relates to several major construction projects, including the construction of an additional gathering line and projects to expand the services offered at, and the capacity of, our Panola County processing facilities. Cash paid for capital expenditures during the three months ended March 31, 2013 primarily includes payments made to construct the Oak Hill Lateral, which was completed in March 2013.
Financing Activities. Cash flows from financing activities in historical periods were primarily driven by borrowing under our historical credit facility and capital contributions from our sole member prior to the IPO. We used these borrowings and capital contributions to fund our working capital needs and to finance maintenance and expansion capital expenditure projects that are reflected in cash flows used in investing activities.
Cash flows used in financing activities increased by $6.6 million to $5.3 million for the three months ended March 31, 2014, as compared to cash provided by financing activities of $1.3 million for the three months ended March 31, 2013. The increase in cash used in financing activities in 2014 is primarily related to a quarterly distribution paid of $6.3 million. In addition, we had borrowings under our new revolving credit facility of $6.5 million net against repayments of $5.5 million. During the three months ended March 31, 2013, we had borrowings under our previous credit facility of $3.0 million, repayments of $2.1 million and capital contributions from our sole member of $0.3 million.

CAPITAL EXPENDITURES
Our operations are capital intensive, requiring investments to expand, upgrade or enhance existing operations and to meet environmental and operational regulations. Our capital requirements have consisted of and are expected to continue to consist of maintenance capital expenditures and expansion capital expenditures. Maintenance capital expenditures are cash expenditures (including expenditures for the addition or improvement to, or the replacement of, our capital assets or for the acquisition of existing, or the construction or development of new, capital assets) made to maintain our long-term operating income or operating capacity. Expansion capital expenditures include expenditures to acquire assets and expand existing facilities that increase throughput capacity on our pipelines, processing plants and crude oil logistics assets. Although historically we did not necessarily distinguish between maintenance capital expenditures and expansion capital expenditures in the same manner that we are required to under our partnership agreement subsequent to the closing of the IPO, for the three months ended March 31, 2014 and 2013, we incurred approximately $0.8 million and $0.3 million, respectively, for maintenance capital expenditures and incurred a total of $4.7 million and $6.1 million, respectively, for expansion capital expenditures.
During the three months ended March 31, 2014, expansion capital expenditures related to the construction of an additional gathering line and projects to expand the services offered at, and the capacity of, our Panola County processing facilities.
During the three months ended March 31, 2013, expansion capital expenditures primarily related to the construction of our Oak Hill Lateral gathering line, which was completed in March 2013.

OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS
A summary of our contractual obligations as of March 31, 2014 is as follows:

In Thousands	2014	2015	2016	Thereafter	Total
Operating services agreements (1)	$62	$—	$—	$—	$62
Long-term debt (2)	—	—	—	5,000	5,000
Total	$62	$—	$—	$5,000	$5,062

(1)
Amounts relate to minimum payments for operating services agreements having initial or remaining non-cancellable lease terms in excess of one year, including our operating services agreements at our Tyler County processing facility with a remaining term of 3 months and total remaining payments of $0.1 million.

(2)	$5.0 million was outstanding at March 31, 2014 (see Note 6- Long-term Debt and Interest Expense). This new senior secured revolving credit facility matures on July 31, 2017.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
As of March 31, 2014, there have been no significant changes to our critical accounting policies and estimates disclosed in the Annual Report on Form 10-K.

Our significant accounting policies are described in Note 2 to our audited consolidated and combined financial statements included in the Annual Report on Form 10-K filed with the SEC dated February 27, 2014. We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC, which requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Actual results could differ from those estimates. We consider the following policies to be the most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our financial condition and results of operations.
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
Contingencies
In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. As of March 31, 2014, we did not have any material outstanding lawsuits, administrative proceedings or governmental investigations.
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk
We had exposure to changes in interest rates on our indebtedness associated with our historical credit facility described above in “—Liquidity and Capital Resources—Sources of Liquidity—Credit Facilities.” We entered into an interest rate swap contract, effective December 17, 2012, with a notional amount that declined over time. The contract effectively limited our LIBOR based interest rate exposure related to the notional amount of the swap contract through December 17, 2014. At the closing of the IPO, the interest rate swap was terminated and settled for approximately $0.1 million.
We have exposure to changes in interest rates under our new revolving credit facility. The credit markets have recently experienced historical lows in interest rates. As the overall economy strengthens, it is possible that monetary policy will tighten further, resulting in higher interest rates to counter possible inflation. Interest rates on floating rate credit facilities and future debt offerings could be higher than current levels, causing our financing costs to increase accordingly. For the three months ended March 31, 2014, a 10% change in the interest rate under our credit facility would have resulted in a nominal change in net income. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have in place any risk management contracts.
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
Counterparty and Customer Credit Risk
For the three months ended March 31, 2014 and 2013, AES, Anadarko and Enterprise Products Partners L.P. ("Enterprise"), each accounted for more than 10% of our revenues. Although we have gathering and processing agreements with Anadarko and a NGL sales agreement with Enterprise, these agreements have remaining terms ranging from two to six years. In addition, at the closing of the IPO, we entered into a three-year fee-based gathering and processing agreement with AES at our Panola County processing facilities. Under this agreement, AES pays us a fixed fee per Mcf (subject to an annual inflation adjustment) for gathering, treating, compression and processing services and a per gallon fixed fee for NGL transportation services. As these contracts expire, we will have to renegotiate extensions or renewals with these customers or replace the existing contracts with new arrangements with other customers. If any of these customers were to default on its contracts or if we were unable to renew our contracts with them on favorable terms, we may not be able to replace such customers in a timely fashion, on favorable terms or at all. In any of these situations, our revenues and cash flows and our ability to make cash distributions to our unitholders would be materially and adversely affected.

In addition, AES is our sole customer with respect to our crude oil logistics business, and we expect to continue to derive the substantial majority of our transloading revenues from AES. At the closing of the IPO, AES contracted for 100% of the operational capacity at our Wildcat and Big Horn facilities. Such concentration subjects us to increased risk in the case of nonpayment, nonperformance or nonrenewal by AES under the transloading services agreements that we entered into with AES at the closing of the IPO. Any adverse developments concerning AES could materially and adversely affect our crude oil logistics business.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

3.1	Certificate of Limited Partnership of Marlin Midstream Partners, LP.	DRS	3.1	5/3/2013	377-00170
3.2	First Amended and Restated Agreement of Limited Partnership of Marlin Midstream Partners, LP dated as of July 31, 2013 by and between Marlin Midstream GP, LLC and NuDevco Midstream Development.	8-K	3.1	7/31/2013	001-36018
3.3	Certificate of Formation of Marlin Midstream GP, LL	DRS	3.3	5/3/2013	377-00170
3.4	First Amended and Restated Limited Liability Company Agreement of Marlin Midstream GP, LLC	10-K/A	3.4	3/26/2014	001-36018
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32*	Certifications pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Document.
101.LAB*	XBRL Labels Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.

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

Marlin Midstream Partners, LP

May 1, 2014	/s/ Amanda Bush
Amanda Bush
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

3.1	Certificate of Limited Partnership of Marlin Midstream Partners, LP.	DRS	3.1	5/3/2013	377-00170
3.2	First Amended and Restated Agreement of Limited Partnership of Marlin Midstream Partners, LP dated as of July 31, 2013 by and between Marlin Midstream GP, LLC and NuDevco Midstream Development.	8-K	3.1	7/31/2013	001-36018
3.3	Certificate of Formation of Marlin Midstream GP, LL	DRS	3.3	5/3/2013	377-00170
3.4	First Amended and Restated Limited Liability Company Agreement of Marlin Midstream GP, LLC	10-K/A	3.4	3/26/2014	001-36018
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32*	Certifications pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Document.
101.LAB*	XBRL Labels Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.

