Form 10-Q
period 2014-06-30
Marlin Midstream Partners, LP
filed 2014-07-31
CIK 1575599

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
(832) 200-3702
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Smaller reporting company ☐
Accelerated filer ☐	Non-accelerated filer ☒
(Do not check if smaller reporting company)
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). Yes ☐ No ☑
The registrant had the following number of units outstanding as of July 30, 2014:

Class	Units Outstanding
Common Units	8,889,343
Subordinated Units	8,724,545
General Partner Units	356,104

MARLIN MIDSTREAM PARTNERS, LP
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2014

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

MARLIN MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except number of units)
 (unaudited)

	June 30, 2014	December 31, 2013

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$61	$3,157
Accounts receivable	7,008	2,969
Accounts receivable—affiliates	2,932	3,632
Inventory	305	321
Prepaid assets	121	330
Other current assets	285	285
Total current assets	10,712	10,694
PROPERTY, PLANT AND EQUIPMENT, NET	164,626	162,548
OTHER ASSETS	757	900
TOTAL ASSETS	$176,095	$174,142

LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES
Accounts payable	$2,024	$2,791
Accrued liabilities	1,816	2,131
Accounts payable—affiliates	3,446	1,552
Long-term incentive plan payable - affiliates	189	2,752
Total current liabilities	7,475	9,226
LONG-TERM LIABILITIES
Long-term incentive plan payable - affiliates	290	291
Deferred taxes	81	75
Long-term debt	6,000	4,000
Total liabilities	13,846	13,592
PARTNERS’ CAPITAL
Common units (8,889,343 and 8,724,545 issued and outstanding at June 30, 2014 and December 31, 2013, respectively)	144,931	142,587
Subordinated units (8,724,545 issued and outstanding at June 30, 2014 and December 31, 2013)	16,639	17,258
General partner units (356,104 issued and outstanding at June 30, 2014 and December 31, 2013)	679	705
Total Partners’ Capital	162,249	160,550
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$176,095	$174,142
The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

MARLIN MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

REVENUES:
Natural gas, NGLs and condensate revenue	$5,736	$3,844	$9,341	$7,080
Gathering, processing, transloading and other revenue	7,134	6,450	13,817	10,674
Gathering, processing, transloading and other revenue—affiliates	9,575	4	18,105	47
Total Revenues	22,445	10,298	41,263	17,801
OPERATING EXPENSES:
Cost of natural gas, NGLs and condensate revenue	1,328	1,367	2,586	2,443
Cost of natural gas, NGLs and condensate revenue—affiliates	5,912	1,313	8,862	2,765
Operation and maintenance	2,433	3,445	4,814	7,082
Operation and maintenance—affiliates	1,567	255	3,502	500
General and administrative	987	962	1,719	2,115
General and administrative—affiliates	1,049	359	2,814	694
Property tax expense	331	319	630	553
Depreciation expense	2,186	2,050	4,330	4,035
Loss on disposal of equipment	60	—	60	—
Total operating expenses	15,853	10,070	29,317	20,187
Operating income (loss)	6,592	228	11,946	(2,386)
Interest expense, net of amounts capitalized	(182)	(1,426)	(337)	(2,724)
Gain (loss) on interest rate swap	—	5	—	(6)
Net income (loss) before tax	6,410	(1,193)	11,609	(5,116)
Income tax expense	(68)	(13)	(137)	(24)
Net income (loss)	$6,342	$(1,206)	$11,472	$(5,140)

Net income	$6,342		$11,472
Less: general partner interest in net income	(127)		(230)
Limited partner interest in net income	$6,215		$11,242

Net income per limited partner common unit - basic	$0.35		$0.64
Net income per limited partner common unit - diluted	$0.35		$0.62
Net income per limited partner subordinated unit - basic and diluted	$0.36		$0.64
The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

MARLIN MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,472	$(5,140)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Loss on disposal of equipment	60	—
Depreciation expense	4,330	4,035
Amortization of deferred financing costs	143	334
Equity-based compensation	1,468	—
Deferred taxes	7	—
Unrealized loss on derivatives	—	(34)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(4,039)	2,558
(Increase) decrease in accounts receivable—affiliates	700	(60)
(Increase) decrease in inventory	17	(65)
(Increase) decrease in prepaid assets	208	(47)
Increase in other current assets	—	(2,704)
Decrease in other assets	—	709
Increase in accounts payable	496	1,752
Increase (decrease) in accrued liabilities	(316)	192
Increase (decrease) in accounts payable—affiliates	1,894	(4,089)
Decrease in long-term incentive plan payable	(1,071)	—
Net cash provided by (used in) operating activities	15,369	(2,559)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7,730)	(8,414)
Net cash used in investing activities	(7,730)	(8,414)
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions	—	3,574
Borrowing of long-term debt	12,500	8,000
Repayments on long-term debt	(10,500)	(3,625)
Distributions	(12,735)	—
Net cash provided by (used in) financing activities	(10,735)	7,949
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,096)	(3,024)
CASH AND CASH EQUIVALENTS—Beginning of Period	3,157	5,555
CASH AND CASH EQUIVALENTS—End of Period	$61	$2,531

Supplemental Cash Flow Information:
Cash paid for interest	$215	$2,807
Accrual of Construction-in-progress and capital expenditures	$145	$1,706
Cash paid for income taxes	$70	$40
The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

MARLIN MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(in thousands)
 (unaudited)

In thousands	General Partner Units	Subordinated Units	Common Units	Total
Balance at December 31, 2013	705	17,258	142,587	160,550
Issuance of common units under the Long-Term Incentive Plan			2,962	2,962
Distributions through June 30, 2014	(256)	(6,240)	(6,239)	(12,735)
Net income for the six months ended June 30, 2014	230	5,621	5,621	11,472
Balance at June 30, 2014	$679	$16,639	$144,931	$162,249
The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

MARLIN MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(UNAUDITED)

1. ORGANIZATION AND FORMATION OF THE PARTNERSHIP
Organization
Marlin Midstream Partners, LP (the “Partnership”) is a midstream energy company that offers (i) natural gas gathering, compression, dehydration, treating, processing, and hydrocarbon dew-point control and transportation services to producers, marketers and third-party pipeline companies, and (ii) crude oil transloading services to Associated Energy Services, LP (“AES”), an affiliate of the Partnership.
The Partnership is a Delaware limited partnership, formed in April 2013 by NuDevco Partners, LLC and its affiliates (“NuDevco”). NuDevco, a sole member limited liability company formed on August 27, 2010 under the Texas Limited Liability Company Act (“TLLCA”), is an affiliate of Spark Energy Ventures, LLC (“SEV”), a sole member limited liability company formed on October 8, 2007 under the TLLCA. NuDevco and SEV are both wholly owned by W. Keith Maxwell III. SEV was the sole member of Marlin Midstream, LLC and its subsidiaries (“Marlin Midstream”), and Mr. Maxwell was the sole member of Marlin Logistics, LLC (“Marlin Logistics”) prior to the closing of the Partnership’s initial public offering of 6,875,000 common units representing a 38.6% limited partner interest in the Partnership on July 31, 2013 (“IPO”). Concurrently, with the closing of the IPO, the Partnership also executed a new credit facility.
In connection with the closing of the IPO, SEV contributed all of its interest in Marlin Midstream to the Partnership, and Mr. Maxwell contributed all of his interest in Marlin Logistics to the Partnership, through a series of transfers of interest in entities all under the common control of Mr. Maxwell in exchange for wholly owned subsidiaries of NuDevco receiving common units and all of the Partnership’s subordinated units and incentive distribution rights. The contribution of entities to the Partnership is not considered a business combination accounted for under the purchase method because it was a transfer of assets and operations under common control and, accordingly, balances were transferred at their historical cost. The Partnership’s historical condensed combined financial statements prior to the IPO are prepared using Marlin Midstream’s and Marlin Logistics’ historical basis in the assets and liabilities, and include all revenues, costs, assets and liabilities attributed to these entities for the periods presented. The Partnership’s financial statements subsequent to the IPO are prepared on a consolidated basis.
The Partnership’s general partner, Marlin Midstream GP, LLC manages the Partnership’s activities subject to the terms and conditions specified in the Partnership’s partnership agreement. The Partnership’s general partner is owned by NuDevco Midstream Development, LLC (“NuDevco Midstream Development”), an indirect wholly owned subsidiary of NuDevco. The operations of the general partner, in its capacity as general partner, are managed by its board of directors. Actions by the general partner that are made in its individual capacity will be made by NuDevco Midstream Development as the sole member of the Partnership’s general partner and not by the board of directors of the general partner. The partnership’s general partner will not be elected by the Partnership’s unitholders and will not be subject to re-election on a regular basis in the future. The officers of the general partner will manage the day-to-day affairs of the Partnership’s business.
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
This report contains information occurring prior to the completion of the IPO, and prior to the effective dates of certain of the agreements discussed herein. Consequently, the unaudited condensed consolidated and combined financial statements and related discussion of financial condition and results of operations contained in this report for those periods prior to the initial public offering pertain to the combined businesses and assets of Marlin Midstream, LLC and its subsidiaries and Marlin Logistics, LLC.

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
Initial Public Offering of Marlin Midstream Partners, LP
On July 31, 2013, the Partnership completed the IPO of 6,875,000 common units, representing a 38.6% limited partner interest, to the public for $20.00 per common unit, less an underwriting discount of $1.20 per common unit. After the closing of the IPO, substantially all the Partnership’s gross margin is generated under fee-based commercial agreements, the substantial majority of which have minimum volume commitments.
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
Following the closing of the IPO, the Partnership has multiple fee-based commercial agreements in place with Anadarko Petroleum Corporation (“Anadarko”) and AES, substantially all of which include minimum volume commitments and annual inflation adjustments that are the source of a substantial portion of the Partnership’s revenues.

2. BASIS OF PRESENTATION
The condensed consolidated and combined financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).
In preparing financial statements in accordance with GAAP, management makes informed judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses. Management evaluates its estimates and related assumptions regularly, utilizing historical experience and other methods considered reasonable under the particular circumstances. Changes in facts and circumstances or additional information may result in revised estimates and actual results may differ from these estimates. Effects on the business, financial condition and results of operations resulting from revisions to estimates are recognized when the facts that give rise to the revision become known. The information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated and combined financial statements. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results which may be expected for the full year or for any interim period. The condensed consolidated and combined financial statements include the accounts of the Partnership and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Certain information and note disclosures commonly included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. Accordingly, the accompanying condensed consolidated and combined financial statements and notes should be read in conjunction with the Partnership’s annual report on Form 10-K for the year ended December 31, 2013, as amended on March 26, 2014 and March 28, 2014 (the “Annual Report”), as filed with the SEC on February 27, 2014. Management believes that the disclosures made are adequate to make the information not misleading.
The accompanying condensed consolidated and combined financial statements have been prepared in accordance with Regulation S-X, Article 3, General Instructions as to Financial Statements and Staff Accounting Bulletin (“SAB”) Topic 1-B, Allocations of Expenses and Related Disclosures in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity. Certain expenses incurred by SEV are only indirectly attributable to its ownership of Marlin Midstream prior to the IPO. As a result, certain assumptions and estimates are made in order to allocate a reasonable share of such expenses to the Partnership, so that the accompanying condensed consolidated and combined financial statements reflect substantially all costs of doing business. The allocations and related estimates and assumptions are described more fully in Note 11 (“Transactions with Affiliates”), which the Partnership believes are reasonable.
SEV has allocated various corporate overhead expenses to the Partnership based on percentage of departmental usage, wages or headcount. These allocations are not necessarily indicative of the cost that the Partnership would have incurred had it operated as an independent stand-alone entity. As such, the condensed consolidated and combined financial statements do not fully reflect what the Partnership’s financial position, results of operations and cash flows would have been had the Partnership operated as a stand-alone company during the periods presented.
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
Marlin Midstream has also historically relied upon SEV and its affiliates as a participant in SEV’s credit facility prior to the IPO. As a result, the historical combined financial information for the three and six months ended June 30, 2013 is not necessarily indicative of what the Partnership’s results of operations, financial position and cash flows will be in the future.
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
New Accounting Standards
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Partnership is evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. The Partnership has not yet selected a transition method nor determined the effect of the standard on its ongoing financial reporting.

3. PARTNERSHIP EQUITY AND DISTRIBUTIONS
Outstanding Units
At each of June 30, 2014 and December 31, 2013, the Partnership had outstanding common units of 8,889,343 and 8,724,545, respectively, and subordinated units of 8,724,545. NuDevco Midstream Development owns 100% of the interest in the Partnership’s general partner, which owns a 2.0% general partner interest in the Partnership, 10.4% of the Partnership’s outstanding common units and 49.0% of the Partnership’s outstanding subordinated units.

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

The partnership declared the following cash distributions to its unitholders of record for the periods presented:

In Thousands, except per-unit amounts		Total Quarterly	Total Cash	Date of
Quarter ended:		Distribution per Unit	Distribution	Distribution
June 30, 2014		$0.360	$6,469.2	August 5, 2014
March 31, 2014		$0.355	$6,375.1	May 6, 2014
June 30, 2013	(1)	—	—	—
March 31, 2013	(1)	—	—	—
(1) No distributions were declared for the quarters ended March 31, 2013 or June 30, 2013 as these periods were prior to the completion of the IPO.

General Partner Interest
The Partnership’s general partner is entitled to 2.0% of all distributions that the Partnership makes. The general partner has the right, but not the obligation, to contribute a proportionate amount of capital to the Partnership in order to maintain its 2.0% general partner interest if the Partnership issues additional units. The 2.0% general partner interest, and the percentage of the Partnership’s cash distributions to which the general partner is entitled from such 2.0% interest, will be proportionately reduced if the Partnership issues additional units in the future (other than the issuance of common units upon conversion of outstanding subordinated units or the issuance of common units upon a reset of the incentive distribution rights) and the Partnership’s general partner does not contribute a proportionate amount of capital to the Partnership in order to maintain the general partners 2.0% general partner interest.
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
Subordinated Units and Common Units Held by NuDevco Midstream Development
The Partnership’s partnership agreement provides that, during the defined subordination period, the common units have the right to receive distributions of available cash from operating surplus each quarter in an amount equal to $0.35 per common unit before any distributions of available cash from operating surplus may be made on the subordinated units. The subordinated units are deemed “subordinated” because, for a defined period of time, holders of the subordinated units will not be entitled to receive any distributions until holders of the common units have received the minimum quarterly distribution plus any arrearages from prior quarters. Furthermore, no arrearages accrue or are payable on the subordinated units.
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

4. NET INCOME PER UNIT

The Partnership’s net income is allocated to the general partner and the limited partners in accordance with their respective ownership percentages and, when applicable, giving effect to incentive distribution rights. Basic and diluted net income per unit is calculated by dividing the partner’s interest in net income by the weighted average number of units outstanding during the period.
The following table illustrates the Partnership’s calculation of net income per unit for common and subordinated partner units:

In Thousands, except per unit data	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Net income	$6,342	$11,472
Less: general partner interest in net income	(127)	(230)
Limited partner interest in net income	$6,215	$11,242
Net income allocable to common units	$3,108	$5,621
Net income allocable to subordinated units	3,107	5,621
Limited partner interest in net income	$6,215	$11,242
Net income per limited partner common unit - basic	$0.35	$0.64
Net income per limited subordinated unit - basic	$0.36	$0.64
Net income per limited partner unit - basic	$0.35	$0.64
Net income per limited partner common unit - diluted	$0.35	$0.62
Net income per limited subordinated unit - diluted	$0.36	$0.64
Net income per limited partner unit - diluted	$0.35	$0.63
Weighted average limited partner units outstanding - basic
Common units	8,877,489	8,839,431
Subordinated units	8,724,545	8,724,545
Total	17,602,034	17,563,976
Weighted average limited partner units outstanding - diluted
Common units	8,987,107	9,036,545
Subordinated units	8,724,545	8,724,545
Total	17,711,652	17,761,090

5. PROPERTY, PLANT AND EQUIPMENT
Net property, plant and equipment are composed of the following:

In Thousands	Estimated Useful Lives (Years)	June 30, 2014	December 31, 2013
Gas processing plants (1)	5 – 40	$136,005	$133,859
Gathering pipelines and related equipment	5 – 40	52,523	47,728
Land and rights of way	—	11,816	11,043
Construction-in-progress	—	1,271	2,594
Information technology and other	2 – 10	1,550	1,548
Office building	15	306	306
Autos	5	357	357
Total		203,828	197,435
Accumulated depreciation		(39,202)	(34,887)
Property, plant and equipment, net		$164,626	$162,548
_________________________

(1)	Includes inlet and residue pipelines and connections.

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
Depreciation expense was $2.2 million and $2.1 million for the three months ended June 30, 2014 and 2013, respectively, and $4.3 million and $4.0 million for the six months ended June 30, 2014 and 2013, respectively.
At the completion of the IPO, the Partnership transferred the Partnership’s 50% interest in the CO2 processing facility located in Monell, Wyoming to affiliates of NuDevco. As such, subsequent to the closing of the IPO, the Partnership incurred no revenues or expenses associated with the Monell facility. The Partnership was responsible for the design and construction of the Monell facility. Anadarko was designated as an operator of the Monell facility with exclusive right to operate the facility until terminated by unanimous vote of the owners. Revenue generated from, and capital expenditures and operating expenses incurred, in connection with the operation of the plant were allocated on a pro-rata basis in proportion to each owner’s ownership interest. The Partnership recorded its proportional cost of the Monell facility and its share of revenues and expenses in its condensed consolidated and combined financial statements, as earned and incurred prior to the closing of the IPO, respectively.
For the three and six months ended June 30, 2013, the Partnership recorded revenues of $0.1 million and $0.1 million, respectively, and recorded expenses of $0.1 million and $0.3 million, respectively, attributable to the Monell facility in connection with the collaborative arrangement. These revenues are recorded in natural gas, NGLs and condensate revenue and the expenses are recorded in operation and maintenance in the condensed consolidated and combined Statements of Operations.

MARLIN MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. LONG-TERM DEBT AND INTEREST EXPENSE
Long-term debt consists of the following:

In Thousands	June 30, 2014	December 31, 2013
Revolving credit facility	$6,000	$4,000
Total long-term debt	$6,000	$4,000

Concurrently with the closing of our IPO, the Partnership entered into a new $50.0 million senior secured revolving credit facility, which matures on July 31, 2017. If no event of default has occurred, the Partnership has the right, subject to approval by the administrative agent and certain lenders, to increase the borrowing capacity under our revolving credit facility to up to $150.0 million. Our revolving credit facility is available to fund expansions, acquisitions and working capital requirements for our operations and general Partnership purposes.
At the Partnership’s election, interest will be generally determined by reference to:

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
At the closing of the IPO, the Partnership borrowed $25.0 million under our revolving credit facility, a portion of which, along with the proceeds from the IPO, were used to repay approximately $131.9 million of outstanding borrowings under the previous credit facility. Immediately upon repayment, the previous credit facility was terminated. At June 30, 2014, the Partnership had $6.0 million outstanding under our revolving credit facility.
Our revolving credit facility also contains covenants that, among other things, require us to maintain specified ratios or conditions. We must maintain a consolidated senior secured leverage ratio, consisting of consolidated indebtedness under our new revolving credit facility to consolidated EBITDA of not more than 4.0 to 1.0, as of the last day of each fiscal quarter. In addition, we must maintain a consolidated interest coverage ratio, consisting of our consolidated EBITDA minus capital expenditures to our consolidated interest expense, letter of credit fees and commitment fees of not less than 2.5 to 1.0, as of the last day of each fiscal quarter. As of June 30, 2014, the Partnership was in compliance with all debt covenants.
In addition, our revolving credit facility contains affirmative covenants that are customary for credit facilities of this type. The covenants will include delivery of financial statements and other information (including any filings made with the SEC), maintenance of property and insurance, payment of taxes and obligations, material compliance with laws, inspection of property, books and records and audits, use of proceeds, payments to bank blocked accounts, notice of defaults and certain other customary matters.
Debt Maturities
Principal amounts of long-term debt under our revolving credit facility mature on July 31, 2017.
Deferred Financing Costs
Deferred financing costs were $0.9 million and $1.0 million as of June 30, 2014 and December 31, 2013, respectively. Of these amounts, $0.3 million and $0.3 million are included in other current assets within the condensed consolidated Balance Sheets at June 30, 2014 and December 31, 2013, respectively, and $0.6 million and $0.7 million are included in other assets within the condensed consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, respectively, based on the term of the related debt obligations.

MARLIN MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Amortization of deferred financing costs was $0.1 million and $0.2 million for the three months ended June 30, 2014 and 2013, respectively, and $0.1 million and $0.3 million for the six months ended June 30, 2014 and 2013, respectively. Amortization of deferred financing costs is recorded in interest expense, net of amounts capitalized, in the condensed consolidated and combined Statements of Operations.
Interest Expense
A reconciliation of total interest expense to “interest expense, net of amounts capitalized” as reported in the condensed consolidated and combined Statements of Operations for the three and six months ended June 30, 2014 and 2013 is as follows:

In Thousands	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest expense on long-term debt	$121	$1,324	$225	$2,567
Interest expense from amortization of deferred financing costs	71	167	143	334
Less interest expense capitalized	(10)	(65)	(31)	(177)
Total interest expense, net of amounts capitalized	$182	$1,426	$337	$2,724

7. DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swap
On December 17, 2012, Marlin Midstream entered into a new interest rate swap (“2012 Swap”) in order to fix a portion of the interest rate on Marlin Midstream’s amended term loan. Marlin Midstream paid a fixed rate and received a floating rate under the 2012 Swap. The maturity date of the 2012 Swap was December 17, 2014, and the notional amount of the 2012 Swap at December 31, 2012 was $62.5 million. On July 31, 2013, in connection with the Partnership’s IPO, the 2012 Swap was settled for approximately $0.1 million. The Partnership had no derivative assets and liabilities as of June 30, 2014 or December 31, 2013.
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
The following table presents the net realized and unrealized gains (losses) recognized in net income for derivative instruments not designated as hedging instruments:

In Thousands
Description of Derivatives	Statement of Operations Location	Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
Interest rate swap contracts	Gain (loss) on interest rate swap	—	5	—	(6)
Total loss recognized in income		$—	$5	$—	$(6)

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

MARLIN MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
 The Partnership had no financial instruments at June 30, 2014 or December 31, 2013. At the IPO date, the Partnership settled the outstanding interest rate swap.
The estimated fair value of accounts receivable, accounts receivable-affiliates, accounts payable, accounts payable-affiliates and accrued liabilities approximate their carrying values due to their short-term nature. The estimated fair value of the Partnership’s outstanding long-term debt approximates carrying value due to the variable rate nature of the Partnership’s long-term debt.

9. SEGMENT INFORMATION

The Partnership’s revenues are derived from two operating segments: (i) gathering and processing, and (ii) crude oil logistics. These segments are monitored separately by management for performance and are consistent with internal financial reporting. These segments have been identified based on the differing products and services, regulatory environment, and expertise required for their respective operations. Gross margin is a primary performance measure used by management. The Partnership defines gross margin as revenues less costs of revenues. Gross margin should not be considered an alternative to, or more meaningful than, operating income as determined in accordance with generally accepted accounting principles.

MARLIN MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present financial information by segment for the three and six months ended June 30, 2014. Our crude oil logistics segment had no material operations for the three and six months ended June 30, 2013:

Three months ended June 30, 2014:
	Gathering &	Crude Oil	Corporate and	Marlin Midstream
In Thousands	Processing	Logistics	Consolidation	Partners, LP
Total Revenues	$18,991	$3,454	$—	$22,445
Cost of revenues	7,240	—	—	7,240
Gross Margin	11,751	3,454	—	15,205

Operation and maintenance	3,442	467	91	4,000
General and administrative	—	—	2,036	2,036
Other operating expenses	2,566	11	—	2,577
Operating income	5,743	2,976	(2,127)	6,592

Interest expense, net of amounts capitalized	—	—	(182)	(182)
Net income before tax	5,743	2,976	(2,309)	6,410
Income tax expense	—	—	(68)	(68)
Net income (loss)	$5,743	$2,976	$(2,377)	$6,342

Six Months Ended June 30, 2014
	Gathering &	Crude Oil	Corporate and	Marlin Midstream
In Thousands	Processing	Logistics	Consolidation	Partners, LP
Total Revenues	$34,392	$6,871	$—	$41,263
Cost of revenues	11,448	—	—	11,448
Gross Margin	22,944	6,871	—	29,815
Operation and maintenance	7,013	825	478	8,316
General and administrative	—	—	4,533	4,533
Other operating expenses	4,998	22	—	5,020
Operating income	10,933	6,024	(5,011)	11,946

Interest expense, net of amounts capitalized	—	—	(337)	(337)
Net income before tax	$10,933	$6,024	$(5,348)	$11,609
Income tax expense	$—	$—	$(137)	$(137)
Net income (loss)	$10,933	$6,024	$(5,485)	$11,472

MARLIN MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents financial information by segment at June 30, 2014 and December 31, 2013, respectively:

Balance sheet at June 30, 2014:
In Thousands	Gathering &	Crude Oil	Corporate and	Marlin Midstream
	Processing	Logistics	Consolidation	Partners, LP
Assets:
Current Assets	$9,201	$1,139	$372	$10,712
Property, Plant and Equipment, Net	164,050	576	—	164,626
Other Assets	163	—	594	757
Total Assets	$173,414	$1,715	$966	$176,095

Liabilities and Partners’ Capital
Total current liabilities	$3,601	$20	$3,854	$7,475
Total long-term liabilities	—	—	6,371	6,371
Total liabilities	3,601	20	10,225	13,846

Partners’ Capital	169,813	1,695	(9,259)	162,249

Total liabilities and Partners’ Capital	$173,414	$1,715	$966	$176,095

Balance sheet at December 31, 2013:
In Thousands	Gathering &	Crude Oil	Corporate and	Marlin Midstream
	Processing	Logistics	Consolidation	Partners, LP
Assets:
Current Assets	$5,727	$1,195	$3,772	$10,694
Property, Plant and Equipment, Net	162,029	519	—	162,548
Other Assets	163	—	737	900
Total Assets	$167,919	$1,714	$4,509	$174,142

Liabilities and Partners’ Capital
Total current liabilities	$2,796	$353	$6,077	$9,226
Total long-term liabilities	—	—	4,366	4,366
Total liabilities	2,796	353	10,443	13,592

Partners’ Capital	165,123	1,361	(5,934)	160,550

Total liabilities and Partners’ Capital	$167,919	$1,714	$4,509	$174,142

10. COMMITMENTS AND CONTINGENCIES
The Partnership has reserved capacity of 3,500 barrels a day at a third-party fractionator. If the Partnership fails to deliver 95% of the reserved capacity, the Partnership is obligated to pay a fixed fee. The maximum total fixed fee that the Partnership would be obligated to pay is approximately $2.2 million per year through the end of the contract, which expires April 30, 2015. Under the three-year fee-based commercial agreement with AES, the Partnership is reimbursed for a majority of any deficiency payments accrued under the reserved capacity agreement. The Partnership recorded $0.6 million and $0.1 million of expense for the three months ended June 30, 2014 and 2013, respectively, and recorded $0.7 million and $0.4 million of expense for the six months ended June 30, 2014 and 2013, respectively, of accrued deficiency payments for under delivery of volumes.
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
Accounts receivable from and accounts payable to affiliates
The Partnership had receivables due from affiliates of $2.9 million and $3.6 million at June 30, 2014 and December 31, 2013, respectively. Receivables due from affiliates primarily related to our fee-based gathering and processing agreement with a subsidiary of SEV, and our fee-based transloading services agreement with a subsidiary of SEV. Payables to affiliates were $3.4 million and $1.6 million at June 30, 2014 and December 31, 2013, respectively. Payables to affiliates primarily related to settlements under our gathering and processing agreement with a subsidiary of SEV and reimbursement to an affiliate of NuDevco for certain general and administrative and operating costs under the omnibus agreement with NuDevco.
Revenues and cost of revenues
Prior to the IPO on July 31, 2013, the Partnership provided processing services for a subsidiary of SEV, whereby the Partnership gathered natural gas from third parties, extracted NGLs, and redelivered the processed natural gas to the subsidiary of SEV. Under certain third-party contracts, the Partnership transferred all natural gas purchased to the subsidiary of SEV at market price. The Partnership also replaced energy used in processing due to the extraction of liquids, compression and transportation of natural gas, and fuel by purchasing natural gas from a subsidiary of SEV at the same market price. The Partnership used the MMBtu volume to measure how much energy is used in processing. Cost of natural gas, NGLs and condensate revenue—affiliates included in the Partnership’s results of operations for the three and six months ended June 30, 2013 from these agreements was $1.3 million and $2.8 million, respectively.

Additionally, the Partnership has entered into a gas transportation agreement with a subsidiary of SEV. The Partnership receives the higher of (i) a minimum monthly payment or (ii) a transportation fee per MMBtu times actual volumes delivered. The current transportation agreement was set to expire on February 28, 2013, but was extended for three additional years at a fixed rate per MMBtu without a minimum monthly payment. Included in the Partnership’s results of operations for the three and six months ended June 30, 2014 and 2013 are gathering, processing and other revenue—affiliates of less than $0.1 million related to these transactions for each period presented.
In connection with the IPO, the Partnership entered into a three-year fee-based commercial agreement with AES, requiring a minimum monthly volume commitment of 80 MMcf/d. This agreement became effective August 1, 2013. Included in the Partnership’s results of operations for the three and six months ended June 30, 2014 are gathering, processing, transloading and other revenue—affiliates of $6.1 million and $11.2 million, respectively, related to this agreement. Cost of natural gas, NGLs and condensate revenue - affiliates included in the Partnership’s results of operations for the three and six months ended June 30, 2014 related to this agreement was $5.9 million and $8.9 million, respectively.
In connection with the IPO, the Partnership entered into three-year transloading services agreements with AES, requiring minimum monthly volume commitments for crude oil transloading services. Included in the Partnership’s results of operations for the three and six months ended June 30, 2014 are gathering, processing, transloading and other revenue—affiliates of $3.5 million and $6.9 million, respectively, related to these agreements.

MARLIN MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
The total amount charged to the Partnership for direct reimbursement of operating and overhead cost allocations, which is recorded in operation and maintenance—affiliates, for the three and six months ended June 30, 2014 and 2013 was $1.6 million and $0.3 million, and $3.5 million and $0.5 million, respectively. The total amount charged to the Partnership for direct reimbursement of administrative and overhead cost allocations, which is recorded in general and administrative—affiliates, for the three and six months ended June 30, 2014 and 2013 was $1.0 million and $0.4 million, and $2.8 million and $0.7 million respectively.
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

MARLIN MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

For the three month period ended June 30, 2014, approximately $0.1 million in compensation expense was recorded in general and administrative expenses - affiliates and approximately $0.1 million in compensation expense was recorded in operation and maintenance - affiliates in the condensed consolidated and combined Statements of Operations. For the six month period ended June 30, 2014, approximately $1.0 million in compensation expense was recorded in general and administrative expenses - affiliates and approximately $0.5 million in compensation expense was recorded in operation and maintenance - affiliates in the condensed consolidated and combined Statements of Operations. No compensation expense was recorded for the same periods in 2013 as there were no LTIP awards outstanding.

A summary of the phantom units activity during the six months ended June 30, 2014 is presented below:

	Number of units	Weighted Average Grant-Date Fair Value
Total Non-vested at January 1, 2014	312,000	$20.00
Granted	—	—
Vested	(223,600)	20.00
Forfeited or canceled	(15,000)	20.00
Total Outstanding at June 30, 2014	73,400	$20.00

Unrecognized compensation expense associated with the unvested phantom units at June 30, 2014 was approximately $1.0 million and is recognized over a weighted average period of four years.

13. SUBSEQUENT EVENTS

On July 17, 2014, the Partnership announced that the board of directors of its general partner declared a quarterly cash distribution of $0.36 per unit, or $1.44 on an annualized basis, to unitholders of record as of July 31, 2014. The Partnership will pay the quarterly distribution to unitholders on August 5, 2014.

On July 30, 2014, the Partnership announced the signing of a Contribution Agreement with NuDevco Midstream Development and the General Partner for the purchase of the East New Mexico Transloading Facility, located in Sandoval County, New Mexico, for approximately $7.4 million, consisting of $5.5 million in cash and 89,720 Common Units. The assets to be acquired by the Partnership include one skid transloader. The transloader is supported by a Transloading Services Agreement with Associated Energy Service, LP that includes minimum volume commitments. The purchase is expected to close on August 1, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated and combined financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated and combined financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations as of and for the year ended December 31, 2013 and 2012 included in the Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on February 27, 2014, as amended on March 26, 2014 and March 28, 2014 (the “Annual Report on Form 10-K”). Unless otherwise noted, references to “we,” “us,” “our,” the “Partnership” or “Marlin Midstream Partners” refers to Marlin Midstream Partners, LP and its subsidiaries.
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

Our historical general and administrative expenses included certain expenses allocated by affiliates of NuDevco for general corporate services, such as information technology, treasury, accounting and legal services, as well as direct expenses. These allocated expenses were charged or allocated to us based on the nature of the expenses and our proportionate share of departmental usage, wages or headcount. Following the closing of the IPO, affiliates of NuDevco have continued to charge us a combination of direct and allocated monthly general and administrative expenses related to the management and operation of our midstream natural gas and crude oil logistics businesses and charge us an annual fee, initially in the amount of $0.6 million, for executive management services.
Financing
There are differences in the way we finance our operations as compared to the way we financed our operations on a historical basis prior to the IPO. Historically, our operations were financed by cash generated from operations, equity investments by our sole member and borrowings under our previous credit facility. In connection with the closing of the IPO, we repaid the full amount of our previous credit facility, settled our related interest rate swap liability and entered into a $50.0 million senior secured revolving credit facility. We had $6.0 million outstanding under our senior secured revolving credit facility as of June 30, 2014. Based on the terms of our cash distribution policy, we expect that we will distribute to our unitholders and our general partner most of the cash generated by our operations. As a result, we expect to fund future capital expenditures primarily from external sources, including borrowings under our revolving credit facility and future issuances of equity and debt securities.

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

In Thousands, except volume data	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gross Margin	$15,205	$7,618	$29,815	$12,593
Gas volumes (MMcf/d) (1)	222		217
Transloading volumes (Bbls/d) (1)	18,980		18,980
Adjusted EBITDA	$9,000	$2,278	$17,744	$1,649
Distributable Cash Flow (2)	$8,637		$16,411
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

The following table presents a reconciliation of the non-GAAP financial measure of gross margin to the GAAP financial measure of operating income (loss):

In Thousands	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total operating income (loss)	$6,592	$228	$11,946	$(2,386)
Operation and maintenance	2,433	3,445	4,814	7,082
Operation and maintenance-affiliates	1,567	255	3,502	500
General and administrative	987	962	1,719	2,115
General and administrative-affiliates	1,049	359	2,814	694
Property tax expense	331	319	630	553
Depreciation expense	2,186	2,050	4,330	4,035
Loss on disposal of equipment	60	—	60	—
Gross Margin	$15,205	$7,618	$29,815	$12,593

Volume Commitments and Throughput
We view the volumes of natural gas and crude oil committed to our midstream natural gas and crude oil logistics assets, respectively, as well as the throughput volume of natural gas and crude oil as an important factor affecting our profitability. The amount of revenues we generate primarily depends on the volumes of natural gas and crude oil committed to our midstream natural gas assets and crude oil logistics assets, respectively, our commercial agreements, the volumes of natural gas that we gather, process, treat and transport, the volumes of NGLs that we transport and sell, and the volumes of crude oil that we transload. Our success in attracting additional committed volumes of natural gas and crude oil and maintaining or increasing throughput is impacted by our ability to:

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

Adjusted EBITDA and Distributable Cash Flow
We use adjusted EBITDA to analyze our performance and define it as net income (loss) before interest expense (net of amounts capitalized) or interest income, income tax expense, depreciation expense, equity based compensation expense and any gain/loss from interest rate derivatives. Although we have not quantified distributable cash flow on a historical basis prior to the IPO, we compute and present this measure for periods subsequent to the IPO, which we define as adjusted EBITDA plus interest income, less cash paid for interest expense and maintenance capital expenditures.
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
Our partnership agreement requires that, within 45 days after the end of each quarter, beginning with the quarter ended September 30, 2013, we distribute all of our available cash to unitholders of record on the applicable record date. For the three months ended March 31, 2014, a distribution of $0.355 per unit was declared on April 2, 2014 and paid on May 6, 2014 for unitholders of record as of May 1, 2014.
The following table presents a reconciliation of the non-GAAP financial measure of adjusted EBITDA to the GAAP financial measure of net income (loss):

In Thousands	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$6,342	$(1,206)	$11,472	$(5,140)
Interest expense, net of amounts capitalized	182	1,426	337	2,724
Income tax expense	68	13	137	24
Depreciation expense	2,186	2,050	4,330	4,035
Equity based compensation	222	—	1,468	—
(Gain) loss on interest rate swap	—	(5)	—	6
Adjusted EBITDA	$9,000	$2,278	$17,744	$1,649
The following table presents a reconciliation of the non-GAAP financial measure of distributable cash flow to the GAAP financial measure of net income (loss):

In Thousands	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Net income	$6,342	$11,472
Add:
Interest expense, net of amounts capitalized	182	337
Income tax expense	68	137
Depreciation expense	2,186	4,330
Equity based compensation	222	1,468
Adjusted EBITDA	9,000	17,744
Less:
Maintenance capital expenditures	(175)	(971)
Cash interest expense	(120)	(225)
Income tax expense	(68)	(137)
Distributable cash flow	$8,637	$16,411

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

The following table presents selected financial data for each of the three months ended June 30, 2014 and 2013.

In Thousands	Three Months Ended
	June 30, 2014	June 30, 2013	Change	% Change
REVENUES:
Natural gas, NGLs and condensate revenue	$5,736	$3,844	$1,892	49.2%
Gathering, processing, transloading and other revenue	16,709	6,454	10,255	158.9%
Total Revenues	22,445	10,298	12,147	118.0%
OPERATING EXPENSES:
Cost of natural gas, NGLs and condensate revenue	7,240	2,680	4,560	170.1%
Operation and maintenance	4,000	3,700	300	8.1%
General and administrative	2,036	1,321	715	54.1%
Property tax expense	331	319	12	3.8%
Depreciation expense	2,186	2,050	136	6.6%
Loss on disposal of equipment	60	—	60	100.0%
Total operating expenses	15,853	10,070	5,783	57.4%
Operating income	6,592	228	6,364	2,791.2%
Interest expense, net of amounts capitalized	(182)	(1,426)	1,244	(87.2)%
Gain on interest rate swap	—	5	(5)	(100.0)%
Net income (loss) before tax	$6,410	$(1,193)	$7,603	637.3%

Key performance metrics:
Gross Margin (1)	$15,205	$7,618	$7,587	99.6%
Adjusted EBITDA (1)	$9,000	$2,278	$6,722	295.1%

Volumes:
Processing Facilities (MMcf/d) (2)	222
Transloading Facilities (Bbls/d) (2)	18,980
(1) Gross Margin and Adjusted EBITDA are not financial measures presented in accordance with GAAP. For a reconciliation of Gross Margin and Adjusted EBITDA to their most directly comparable financial measures calculated and presented in accordance with GAAP, please see “-How We Evaluate Our Operations-Note Regarding non-GAAP Financial Measures.”

(2) Volumes reflect the minimum volume commitment under our fee-based contracts or actual throughput, whichever is greater, for the post-IPO period.

Revenues. Natural gas, NGLs and condensate revenue increased by $1.9 million, or 49.2%, to $5.7 million for the three months ended June 30, 2014 as compared to $3.8 million for the three months ended June 30, 2013. The increase in natural gas, NGLs and condensate revenue is primarily due to an increase in NGL prices. The average price of ethane increased by 6% to $0.29 per gallon for the three months ended June 30, 2014 from $0.27 per gallon for the three months ended June 30, 2013, and the average price of propane increased by 16% to $1.06 per gallon for the three months ended June 30, 2014 from $0.91 per gallon for the three months ended June 30, 2013. Increasing NGL prices attributed to an approximate $1.0 million increase in our NGL sales for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The remaining increase of approximately $0.9 million primarily related to an increase in net NGL barrels sold for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Gathering, processing, transloading and other revenue increased by $10.3 million, or 158.9%, to $16.7 million for the three months ended June 30, 2014 as compared to $6.5 million for the three months ended June 30, 2013, primarily from our minimum volume commitment agreements with Anadarko and AES. We expect the trend of increased volumes under fee-based agreements to continue, consistent with our overall business strategy. At our IPO date, we entered into a three-year fee-based gathering and processing agreement with AES with a minimum volume commitment and annual inflation adjustments. For the three months ended June 30, 2014, we recorded $6.1 million in gathering, processing , transloading and other revenue as a result of this contract. Our crude oil logistics assets became operational in the third quarter of 2013. As such, there are no results of operations or assets related to this segment for the three months ended June 30, 2013. For the three months ended June 30, 2014, the crude oil logistics segment had gathering, processing, transloading and other revenue of approximately $3.5 million related directly to our fee-based logistics contracts with AES. The remaining $0.6 million increase in gathering, processing, transloading and other revenue is primarily a result of increased volumes under third-party fee-based agreements.
Cost of Revenues. Cost of revenues are derived primarily from the creation of natural gas, NGLs and condensate revenue. Total cost of natural gas, NGLs and condensate revenue increased by $4.6 million, or 170.1%, to $7.2 million for the three months ended June 30, 2014 from $2.7 million for the three months ended June 30, 2013. The increase is primarily due to the purchase of NGLs under our gathering and processing agreement with AES. During the three months ended June 30, 2014, we purchased $5.9 million of NGLs from AES. No such purchases were made for the three months ended June 30, 2013 as the gathering and processing agreement with AES was not in effect until August 1, 2013.
This increase was offset by $1.3 million of affiliate cost of revenues recorded for the three months ended June 30, 2013, primarily related to the purchase of natural gas from a subsidiary of SEV under certain keep-whole agreements. The volume of gas redelivered or sold at the tailgates of our processing facilities is lower than the volume received or purchased at delivery points on our gathering systems or interconnecting pipelines due to the NGLs extracted when the natural gas is processed. Prior to our IPO, we were required to make up or “keep the producer whole” for the condensate and NGL volumes extracted from the natural gas stream through the delivery of or payment for a thermally equivalent volume of residue gas. Under certain keep-whole agreements, we purchased natural gas from a subsidiary of SEV in order to make up or “keep the producer whole” for the condensate and NGL volumes extracted from the natural gas stream during processing. At the closing of our IPO, we assigned all of our keep-whole agreements to AES.
Operation and Maintenance Expense. Operation and maintenance expense increased by $0.3 million, or 8.1%, to $4.0 million for the three months ended June 30, 2014 from $3.7 million for the three months ended June 30, 2013. This increase is primarily due to $0.1 million of equity-based compensation expense and $0.5 million in operating expenses for our crude oil logistics contracts. These increases were offset by a decrease in maintenance expenses of $0.3 million incurred for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. Operation and maintenance expenses are primarily composed of expenses related to labor, utilities and chemicals, property insurance premiums, compression costs and maintenance and repair expenses, which generally remain relatively stable across broad ranges of throughput volumes but can fluctuate from period to period depending on the mix of activities performed during the period and the timing of these expenses.
General and Administrative Expense. General and administrative expense increased by $0.7 million, or 54.1%, to $2.0 million for the three months ended June 30, 2014 from $1.3 million for the three months ended June 30, 2013. The increase is primarily due to costs of being a publicly traded partnership, including board of director fees, internal control compliance costs, and other professional services fees. In addition, approximately $0.1 million of this increase is equity-based compensation expense which is recorded to general and administrative expense - affiliates. No such costs were incurred during the three months ended June 30, 2013.
Interest Expense. Interest expense, net of amounts capitalized decreased by $1.2 million, or 87.2%, to $0.2 million for the three months ended June 30, 2014 from $1.4 million for the three months ended June 30, 2013. The decrease is primarily due to a lower outstanding average principle balance. During the three months ended June 30, 2014, our outstanding indebtedness consisted of draws under our new revolving credit facility. During the three months ended June 30, 2013, our outstanding indebtedness consisted of a term loan and revolving credit facility, with significantly higher principal amounts.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

The following table presents selected financial data for each of the six months ended June 30, 2014 and 2013.

In Thousands	Six Months Ended
	June 30, 2014	June 30, 2013	Change	% Change
REVENUES:
Natural gas, NGLs and condensate revenue	$9,341	$7,080	$2,261	31.9%
Gathering, processing, transloading and other revenue	31,922	10,721	21,201	197.8%
Total Revenues	41,263	17,801	23,462	131.8%
OPERATING EXPENSES:
Cost of natural gas, NGLs and condensate revenue	11,448	5,208	6,240	119.8%
Operation and maintenance	8,316	7,582	734	9.7%
General and administrative	4,533	2,809	1,724	61.4%
Property tax expense	630	553	77	13.9%
Depreciation expense	4,330	4,035	295	7.3%
Loss on disposal of equipment	60	—	60	100.0%
Total operating expenses	29,317	20,187	9,130	45.2%
Operating income	11,946	(2,386)	14,332	600.7%
Interest expense, net of amounts capitalized	(337)	(2,724)	2,387	(87.6)%
Loss on interest rate swap	—	(6)	6	(100.0)%
Net income (loss) before tax	$11,609	$(5,116)	$16,725	326.9%

Key performance metrics:
Gross Margin (1)	$29,815	$12,593	$17,222	136.8%
Adjusted EBITDA (1)	17,744	1,649	16,095	976.0%

Volumes:
Processing Facilities (MMcf/d) (2)	217
Transloading Facilities (Bbls/d) (2)	18,980
(1) Gross Margin and Adjusted EBITDA are not financial measures presented in accordance with GAAP. For a reconciliation of Gross Margin and Adjusted EBITDA to their most directly comparable financial measures calculated and presented in accordance with GAAP, please see “-How We Evaluate Our Operations-Note Regarding non-GAAP Financial Measures.”

(2) Volumes reflect the minimum volume commitment under our fee-based contracts or actual throughput, whichever is greater, for the post-IPO period.

Revenues. Natural gas, NGLs and condensate revenue increased by $2.3 million, or 31.9%, to $9.3 million for the six months ended June 30, 2014 from $7.1 million for the six months ended June 30, 2013. The increase in natural gas, NGLs and condensate revenue is primarily due to an increase in NGL prices. The average price of ethane increased by 19% to $0.31 per gallon for the six months ended June 30, 2014 from $0.27 per gallon for the six months ended June 30, 2013, and the average price of propane increased by 33% to $1.18 per gallon for the six months ended June 30, 2014 from $0.89 per gallon for the six months ended June 30, 2013. Increasing NGL prices attributed to an approximate $1.4 million increase in our NGL sales for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The remaining increase of approximately $0.9 million is primarily related to an increase in net NGL barrels sold for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

Gathering, processing and other revenue increased by $21.2 million, or 197.8%, to $31.9 million for the six months ended June 30, 2014 as compared to $10.7 million for the six months ended June 30, 2013, primarily from our minimum volume commitment agreements with Anadarko and AES. We expect the trend of increased volumes under fee-based agreements to continue, consistent with our overall business strategy. At our IPO date, we entered into a three-year fee-based gathering and processing agreement with AES with a minimum volume commitment and annual inflation adjustments. For the six months ended June 30, 2014, we recorded $11.2 million in gathering, processing , transloading and other revenue as a result of this contract. Our crude oil logistics assets became operational in the third quarter of 2013. As such, there are no results of operations or assets related to this segment for the six months ended June 30, 2013. For the six months ended June 30, 2014, the crude oil logistics segment had gathering, processing, transloading and other revenue of approximately $6.9 million related directly to our fee-based logistics contracts with AES. The remaining $3.1 million increase in gathering, processing, transloading and other revenue is primarily a result of increased volumes under third-party fee-based agreements.
Cost of Revenues. Cost of revenues are derived primarily from the creation of natural gas, NGLs and condensate revenue. Total cost of natural gas, NGLs and condensate revenue increased by $6.2 million, or 119.8%, to $11.4 million for the six months ended June 30, 2014 as compared to $5.2 million for the six months ended June 30, 2013. The increase is primarily due to the purchase of NGLs under our gathering and processing agreement with AES. During the six months ended June 30, 2014, we purchased $8.9 million of NGLs from AES. No such purchases were made for the six months ended June 30, 2013 as the gathering and processing agreement with AES was not in effect until August 1, 2013.
This increase was offset by $2.8 million of affiliate cost of revenues recorded for the six months ended June 30, 2013, primarily related to the purchase of natural gas from a subsidiary of SEV under certain keep-whole agreements. The volume of gas redelivered or sold at the tailgates of our processing facilities is lower than the volume received or purchased at delivery points on our gathering systems or interconnecting pipelines due to the NGLs extracted when the natural gas is processed. Prior to our IPO, we were required to make up or “keep the producer whole” for the condensate and NGL volumes extracted from the natural gas stream through the delivery of or payment for a thermally equivalent volume of residue gas. Under certain keep-whole agreements, we purchased natural gas from a subsidiary of SEV in order to make up or “keep the producer whole” for the condensate and NGL volumes extracted from the natural gas stream during processing. At the closing of our IPO, we assigned all of our keep-whole agreements to AES.
Operation and Maintenance Expense. Operation and maintenance expense increased by $0.7 million, or 9.7%, to $8.3 million for the six months ended June 30, 2014 as compared to $7.6 million for the six months ended June 30, 2013. This increase is primarily due to $0.5 million of equity-based compensation expense and $0.8 million in operating expenses for our crude oil logistics contracts. These increases were offset by a decrease in maintenance expenses of $0.6 million incurred for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. Operation and maintenance expenses are primarily composed of expenses related to labor, utilities and chemicals, property insurance premiums, compression costs and maintenance and repair expenses, which generally remain relatively stable across broad ranges of throughput volumes but can fluctuate from period to period depending on the mix of activities performed during the period and the timing of these expenses.
General and Administrative Expense. General and administrative expense increased by approximately $1.7 million, or 61.4%, to $4.5 million for the six months ended June 30, 2014 from $2.8 million for the six months ended June 30, 2013. The increase is primarily due to costs of being a publicly traded partnership, including board of director fees, internal control compliance costs, and other professional services fees. In addition, approximately $1.0 million of this increase is equity-based compensation expense which is recorded to general and administrative expense - affiliates. No such costs were incurred during the six months ended June 30, 2013.
Interest Expense. Interest expense, net of amounts capitalized, decreased by approximately $2.4 million, or 87.6%, to $0.3 million for the six months ended June 30, 2014 as compared to $2.7 million for the six months ended June 30, 2013. The decrease is primarily due to a lower outstanding average principle balance. During the six months ended June 30, 2014, our outstanding indebtedness consisted of draws under our new revolving credit facility. During the six months ended June 30, 2013, our outstanding indebtedness consisted of a term loan and revolving credit facility, with significantly higher principal amounts.

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
Credit Facilities
Concurrently with the closing of our IPO, we entered into a revolving credit facility, which matures on July 31, 2017. If no event of default has occurred, we have the right, subject to approval by the administrative agent and certain lenders, to increase the borrowing capacity under the revolving credit facility to up to $150.0 million. The revolving credit facility is available to fund expansions, acquisitions and working capital requirements for our operations and general corporate purposes.
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

Our revolving credit facility is secured by the capital stock of our present and future subsidiaries, all of our and our subsidiaries’ present and future property and assets (real and personal), control agreements relating to our and our subsidiaries’ bank accounts and collateral assignments of our and our subsidiaries’ material construction, ownership and operation agreements, including any agreements with AES or Anadarko.
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
Our revolving credit facility contains affirmative covenants that are customary for credit facilities of this type. Our new revolving credit facility also contains additional negative covenants that will limit our ability to, among other things, do any of the following:

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
Our revolving credit facility contains certain customary representations and warranties and events of default. Events of default include, among other things, payment defaults, breach of representations and warranties, covenant defaults, cross-defaults and cross-acceleration to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments in excess of $5.0 million, certain events with respect to material contracts, actual or asserted failure of any guaranty or security document supporting our revolving credit facility to be in full force and effect and change of control. If such an event of default occurs, the lenders under our revolving credit facility would be entitled to take various actions, including the acceleration of amounts due under our revolving credit facility and all actions permitted to be taken by a secured creditor.
As of June 30, 2014, we had unused capacity under our revolving credit facility of $44.0 million and outstanding borrowings of $6.0 million.

CASH FLOWS
Net cash flows provided by (used in) operating activities, investing activities and financing activities for the six months ended June 30, 2014 and 2013 were as follows:

In Thousands	Six Months Ended June 30,
	2014	2013	Change
Net cash provided by (used in):
Operating activities	$15,369	$(2,559)	$17,928
Investing activities	$(7,730)	$(8,414)	$684
Financing activities	$(10,735)	$7,949	$(18,684)

Operating Activities. Cash flows provided by operating activities increased by $17.9 million to $15.4 million for the six months ended June 30, 2014, as compared to cash used in operating activities of $2.6 million for the six months ended June 30, 2013. The increase is primarily due to an increase in net income discussed above under “Results of Operations” after excluding the effect of depreciation expense, amortization of deferred financing costs and equity-based compensation. In addition, during the six months ended June 30, 2014, amounts owed to affiliates increased primarily from the gathering and processing agreement with AES. This was offset by an increase in amounts due from third-party customers.
Investing Activities. Cash flows used in investing activities decreased by $0.7 million to $7.7 million for the six months ended June 30, 2014 as compared to $8.4 million for the six months ended June 30, 2013. Cash paid for capital expenditures during the six months ended June 30, 2014 relates to several major construction projects, including projects to expand the services offered at, and the capacity of, our Panola County processing facilities. Cash paid for capital expenditures during the six months ended June 30, 2013 primarily includes payments made to construct the Oak Hill Lateral, which was completed in March 2013.
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
Cash flows used in financing activities increased by $18.7 million to $10.7 million for the six months ended June 30, 2014, as compared to cash provided by financing activities of $7.9 million for the six months ended June 30, 2013. The increase in cash used in financing activities in 2014 is primarily related to distributions paid to holders of our common units of $12.7 million. In addition, we had borrowings under our revolving credit facility of $12.5 million and repayments of $10.5 million. During the six months ended June 30, 2013, we had borrowings under our previous credit facility of $8.0 million, repayments of $3.6 million and capital contributions from our sole member of $3.6 million.

CAPITAL EXPENDITURES
Our operations are capital intensive, requiring investments to expand, upgrade or enhance existing operations and to meet environmental and operational regulations. Our capital requirements have consisted of and are expected to continue to consist of maintenance capital expenditures and expansion capital expenditures. Maintenance capital expenditures are cash expenditures (including expenditures for the addition or improvement to, or the replacement of, our capital assets or for the acquisition of existing, or the construction or development of new, capital assets) made to maintain our long-term operating income or operating capacity. Expansion capital expenditures include expenditures to acquire assets and expand existing facilities that increase throughput capacity on our pipelines, processing plants and crude oil logistics assets. Although historically we did not necessarily distinguish between maintenance capital expenditures and expansion capital expenditures in the same manner that we are required to under our partnership agreement subsequent to the closing of the IPO, for the six months ended June 30, 2014 and 2013, we incurred approximately $1.0 million and $1.0 million, respectively, for maintenance capital expenditures and incurred a total of $5.5 million and $8.3 million, respectively, for expansion capital expenditures.
During the six months ended June 30, 2014, expansion capital expenditures related to projects to expand the services offered at, and the capacity of, our Panola County processing facilities.
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

CONTRACTUAL OBLIGATIONS
A summary of our contractual obligations as of June 30, 2014 is as follows:

In Thousands	2014	2015	2016	Thereafter	Total
Long-term debt (1)	—	—	—	6,000	6,000
Total	$—	$—	$—	$6,000	$6,000

(1)	$6.0 million was outstanding at June 30, 2014 (see Note 6- Long-term Debt and Interest Expense). This new senior secured revolving credit facility matures on July 31, 2017.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
As of June 30, 2014, there have been no significant changes to our critical accounting policies and estimates disclosed in the Annual Report on Form 10-K.
Our significant accounting policies are described in Note 2 to our audited consolidated and combined financial statements included in the Annual Report on Form 10-K as filed with the SEC on February 27, 2014, as amended on March 26, 2014 and March 28, 2014. We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC, which requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Actual results could differ from those estimates. We consider the following policies to be the most critical in understanding the judgments that are i nvolved in preparing our financial statements and the uncertainties that could impact our financial condition and results of operations.
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
Contingencies
In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. As of June 30, 2014, we did not have any material outstanding lawsuits, administrative proceedings or governmental investigations.
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

NEW ACCOUNTING STANDARDS
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. The Partnership has not yet selected a transition method nor have we determined the effect of the standard on its ongoing financial reporting.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Interest Rate Risk
We had exposure to changes in interest rates on our indebtedness associated with our historical credit facility. We entered into an interest rate swap contract, effective December 17, 2012, with a notional amount that declined over time. The contract effectively limited our LIBOR based interest rate exposure related to the notional amount of the swap contract through December 17, 2014. At the closing of the IPO, the interest rate swap was terminated and settled for approximately $0.1 million.
We have exposure to changes in interest rates under our revolving credit facility. The credit markets have recently experienced historical lows in interest rates. As the overall economy strengthens, it is possible that monetary policy will tighten further, resulting in higher interest rates to counter possible inflation. Interest rates on floating rate credit facilities and future debt offerings could be higher than current levels, causing our financing costs to increase accordingly. For the three months ended June 30, 2014, a 10% change in the interest rate under our credit facility would have resulted in a nominal change in net income. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have in place any risk management contracts.
Commodity Price Risk
With the execution of a fee-based gathering and processing agreement and multiple fee-based transloading services agreements with AES at the closing of the IPO, substantially all of our gross margin will be generated under fee-based commercial agreements, the substantial majority of which will have minimum volume commitments. We believe these commercial arrangements will promote stable cash flows and minimal direct commodity price exposure. Accordingly, we have not entered into any derivative contracts to manage our exposure to commodity price risk, and, as a result of our limited exposure to commodity price risk under our fee-based commercial agreements, we do not plan to enter into hedging arrangements to manage such risk. Natural gas and NGL prices can affect our profitability indirectly by influencing the level of drilling and production activity by our producer customers, the willingness of our non-producer customers to purchase natural gas for processing and the volumes of natural gas delivered to us for processing by all of our customers.

Counterparty and Customer Credit Risk
For the three and six months ended June 30, 2014, AES, Anadarko and Enterprise Products Partners L.P. (“Enterprise”), each accounted for more than 10% of our revenues. We have gathering and processing agreements with Anadarko and an NGL sales agreement with Enterprise with terms ranging from approximately one to five years. In addition, at the closing of the IPO, we entered into a three-year fee-based gathering and processing agreement with AES at our Panola County processing facilities. Under this agreement, AES pays us a fixed fee per Mcf (subject to an annual inflation adjustment) for gathering, treating, compression and processing services and a per gallon fixed fee for NGL transportation services. As these contracts expire, we will have to renegotiate extensions or renewals with these customers or replace the existing contracts with new arrangements with other customers. If any of these customers were to default on its contracts or if we were unable to renew our contracts with them on favorable terms, we may not be able to replace such customers in a timely fashion, on favorable terms or at all. In any of these situations, our revenues and cash flows and our ability to make cash distributions to our unitholders would be materially and adversely affected.
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

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of the Partnership’s general partner performed an evaluation of the Partnership’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC and to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our general partner's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Partnership's general partner have concluded that the Partnership's disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Partnership’s internal control over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, during the second fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Item 1A. Risk Factors

Security holders and potential investors in our securities should carefully consider the risk factors under Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2013. There has been no material change in our risk factors from those described in the Annual Report on Form 10-K. These risks are not the sole risks for investors.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On July 25, 2013, our Registration Statement on Form S-1 (SEC Registration No. 33-189645), as amended, filed with the SEC relating to the IPO became effective. Stifel, Nicolaus & Company, Incorporated, Robert W. Baird & Co. Incorporated and Oppenheimer & Co. Inc. served as representatives of the several underwriters for the IPO. The closing date of the IPO was July 31, 2013 and the Partnership sold 6,875,000 common units to the public. The offering price to the public was $20.00 per common unit, resulting in total net proceeds of approximately $125.3 million. The net proceeds received from the IPO, in conjunction with borrowings under our new credit facility, were used to repay approximately $131.9 million of outstanding borrowings under the Partnership’s historical credit facility and settle the related interest rate swap liability of approximately $0.1 million.
On July 31, 2013, in connection with the closing of the IPO, the Partnership entered into a Contribution, Conveyance and Assumption Agreement (the “Contribution Agreement”) with Marlin Midstream GP, LLC (the “General Partner”), NuDevco, and Nudevco Partners Holdings, LLC. As part of the Contribution Agreement, NuDevco Midstream Development contributed to the General Partner, as a capital contribution, a limited liability company interest in Marlin Midstream with a value equal to 2% of the equity value of the Partnership at the closing of the IPO. Immediately prior to the closing of the IPO, the following transactions, among others, occurred pursuant to the Contribution Agreement:

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.
On July 30, 2014, the Partnership announced the signing of a Contribution Agreement with NuDevco Midstream Development and the General Partner for the purchase of the East New Mexico Transloading Facility for approximately $7.4 million, which consists of $5.5 million in cash and 89,720 Common Units issued to NuDevco Midstream Development. The purchase of the East New Mexico Transloading Facility is expected to close on August 1, 2014. The assets to be acquired by th

e Partnership include one skid transloader. The transloader is supported by a Transloading Services Agreement with Associated Energy Services, LP that includes minimum volume commitments. The East New Mexico Transloading Facility is situated in Sandoval County, New Mexico. The terms of the acquisition were unanimously approved by the board of directors of the General Partner.

Item 6. EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

3.1	Certificate of Limited Partnership of Marlin Midstream Partners, LP.	DRS	3.1	5/3/2013	377-00170
3.2	First Amended and Restated Agreement of Limited Partnership of Marlin Midstream Partners, LP dated as of July 31, 2013 by and between Marlin Midstream GP, LLC and NuDevco Midstream Development.	8-K	3.1	7/31/2013	001-36018
3.3	Certificate of Formation of Marlin Midstream GP, LL	DRS	3.3	5/3/2013	377-00170
3.4	First Amended and Restated Limited Liability Company Agreement of Marlin Midstream GP, LLC	10-K/A	3.4	3/26/2014	001-36018
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32**	Certifications pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Document.
101.LAB*	XBRL Labels Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.

* Filed Herewith.
**Furnished Herewith.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Marlin Midstream Partners, LP
By: Marlin Midstream GP, LLC,
its general partner

July 31, 2014	/s/ Amanda Bush
Amanda Bush
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

3.1	Certificate of Limited Partnership of Marlin Midstream Partners, LP.	DRS	3.1	5/3/2013	377-00170
3.2	First Amended and Restated Agreement of Limited Partnership of Marlin Midstream Partners, LP dated as of July 31, 2013 by and between Marlin Midstream GP, LLC and NuDevco Midstream Development.	8-K	3.1	7/31/2013	001-36018
3.3	Certificate of Formation of Marlin Midstream GP, LL	DRS	3.3	5/3/2013	377-00170
3.4	First Amended and Restated Limited Liability Company Agreement of Marlin Midstream GP, LLC	10-K/A	3.4	3/26/2014	001-36018
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32**	Certifications pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Document.
101.LAB*	XBRL Labels Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.

* Filed Herewith.
**Furnished Herewith.