Form 10-Q
period 2014-09-30
Marlin Midstream Partners, LP
filed 2014-10-30
CIK 1575599

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-36018

Marlin Midstream Partners, LP
(Exact Name of Registrant as Specified in its Charter)

Delaware		46-2627595
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification Number)
	2105 CityWest Boulevard Suite 100 Houston, Texas (832) 200-3702	77042
	(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☒	(Do no check if smaller reporting company)	Smaller reporting company ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). Yes ☐ No ☑
The registrant had the following number of units outstanding as of October 29, 2014:

Class	Units Outstanding
Common Units	8,979,248
Subordinated Units	8,724,545
General Partner Units	357,935

MARLIN MIDSTREAM PARTNERS, LP
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2014

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

MARLIN MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except number of units)
 (unaudited)

	September 30, 2014	December 31, 2013

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,434	$3,157
Accounts receivable	3,104	2,969
Accounts receivable—affiliates	3,218	3,632
Inventory	230	321
Prepaid assets	481	330
Other current assets	285	285
Total current assets	9,752	10,694
PROPERTY, PLANT AND EQUIPMENT, NET	164,096	162,548
OTHER ASSETS	686	900
TOTAL ASSETS	$174,534	$174,142

LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES
Accounts payable	$1,477	$2,791
Accrued liabilities	2,715	2,131
Accounts payable—affiliates	1,935	1,552
Long-term incentive plan payable - affiliates	219	2,752
Total current liabilities	6,346	9,226
LONG-TERM LIABILITIES
Long-term incentive plan payable - affiliates	355	291
Deferred taxes	169	75
Long-term debt	11,000	4,000
Total liabilities	17,870	13,592
PARTNERS’ CAPITAL
Common units (8,979,248 and 8,724,545 issued and outstanding at September 30, 2014 and December 31, 2013, respectively)	142,182	142,587
Subordinated units (8,724,545 issued and outstanding at September 30, 2014 and December 31, 2013)	13,720	17,258
General partner units (357,935 and 356,104 issued and outstanding at September 30, 2014 and December 31, 2013, respectively)	762	705
Total Partners’ Capital	156,664	160,550
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$174,534	$174,142
The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

MARLIN MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

REVENUES:
Natural gas, NGLs and condensate revenue	$2,511	$7,026	$11,852	$14,106
Gathering, processing, transloading and other revenue	5,419	7,321	19,237	17,995
Gathering, processing, transloading and other revenue—affiliates	9,289	4,603	27,394	4,650
Total Revenues	17,219	18,950	58,483	36,751
OPERATING EXPENSES:
Cost of natural gas, NGLs and condensate revenue	1,136	5,045	3,722	7,419
Cost of natural gas, NGLs and condensate revenue—affiliates	1,626	1,434	10,488	4,268
Operation and maintenance	2,132	2,961	6,947	10,048
Operation and maintenance—affiliates	1,505	1,322	5,007	1,830
General and administrative	748	849	2,467	2,927
General and administrative—affiliates	981	1,633	3,795	2,287
Property tax expense	363	291	994	844
Depreciation expense	2,238	2,058	6,568	6,093
Loss on disposal of equipment	—	—	60	—
Total operating expenses	10,729	15,593	40,048	35,716
Operating income	6,490	3,357	18,435	1,035
Interest expense, net of amounts capitalized	(212)	(1,382)	(549)	(4,171)
Loss on interest rate swap	—	(42)	—	(47)
Net income (loss) before tax	6,278	1,933	17,886	(3,183)
Income tax expense	(138)	(11)	(275)	(35)
Net income (loss)	$6,140	$1,922	$17,611	$(3,218)

Net income (1)	$6,140	$2,785	$17,611
Less:
Allocation of East New Mexico Dropdown net income prior to acquisition (see Note 5)	(160)	—	(160)
General partner interest in net income	(120)	(55)	(349)
Limited partner interest in net income	$5,860	$2,730	$17,102

Net income per limited partner common unit - basic	$0.33	$0.16	$0.98
Net income per limited partner common unit - diluted	$0.33	$0.15	$0.96
Net income per limited partner subordinated unit - basic and diluted	$0.33	$0.16	$0.96
(1) Post-IPO, August 1, 2013 to September 30, 2013 for the three months ended September 30, 2013.
The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

MARLIN MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$17,611	$(3,218)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Loss on disposal of equipment	60	—
Depreciation expense	6,568	6,093
Amortization of deferred financing costs	214	1,198
Equity-based compensation	1,522	1,284
Deferred taxes	95	—
Unrealized loss on derivatives	—	(57)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(135)	2,431
(Increase) decrease in accounts receivable—affiliates	414	(3,323)
(Increase) decrease in inventory	91	(129)
Increase in prepaid assets	(151)	(280)
Decrease in other assets	—	47
Increase (decrease) in accounts payable	(180)	1,321
Increase in accrued liabilities	583	1,279
Increase (decrease) in accounts payable—affiliates	383	(5,064)
Decrease in long-term incentive plan payable	(1,030)	—
Net cash provided by operating activities	26,045	1,582
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(9,052)	(10,947)
Net cash used in investing activities	(9,052)	(10,947)
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions	—	3,574
Issuance of general partner units	38	—
Borrowing of long-term debt	23,500	34,000
Repayments on long-term debt	(16,500)	(152,000)
Payment of deferred financing costs	—	(1,140)
Proceeds from IPO, net of underwriting discount and other costs	—	125,329
Distributions	(19,224)	—
Excess cash purchase price over historical cost of assets acquired from affiliate (Note 5)	(5,530)	—
Net cash provided by (used in) financing activities	(17,716)	9,763
NET DECREASE IN CASH AND CASH EQUIVALENTS	(723)	398
CASH AND CASH EQUIVALENTS—Beginning of Period	3,157	5,555
CASH AND CASH EQUIVALENTS—End of Period	$2,434	$5,953

Supplemental Cash Flow Information:
Cash paid for interest	$352	$3,362
Accrual of Construction-in-progress and capital expenditures	$273	$1,196
Cash paid for income taxes	$70	$40
Issuance of common units for assets acquired from affiliate (Note5)	$257	$—
Net assets contributed to NuDevco Midstream Development, LLC	$—	$9,385
Intercompany accounts payable assigned to NuDevco Midstream Development, LLC	$—	$11,692
The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

MARLIN MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(in thousands)
 (unaudited)

In thousands	General Partner Units	Subordinated Units	Common Units	Total
Balance at December 31, 2013	705	17,258	142,587	160,550
Issuance of common units under the Long-Term Incentive Plan	—	—	2,962	2,962
Distributions	(381)	(9,229)	(9,614)	(19,224)
Issuance of general partner units (Note5)	38	—	—	38
Issuance of common units for assets acquired from affiliate (Note5)	—	—	257	257
Excess cash purchase price over historical cost of assets acquired from affiliate (Note 5)	(109)	(2,685)	(2,736)	(5,530)
Net income	509	8,376	8,726	17,611
Balance at September 30, 2014	$762	$13,720	$142,182	$156,664
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
The Partnership is a Delaware limited partnership, formed in April 2013 by NuDevco Partners, LLC and its affiliates (“NuDevco”). NuDevco, a sole member limited liability company formed on August 27, 2010 under the Texas Limited Liability Company Act (“TLLCA”), is an affiliate of Spark Energy Ventures, LLC (“SEV”), a sole member limited liability company formed on October 8, 2007 under the TLLCA, and Spark Energy, Inc. ("SEI"), a retail energy services company incorporated in the state of Delaware on April 22, 2014. NuDevco and SEV are both indirectly owned by W. Keith Maxwell III. SEV was the sole member of Marlin Midstream, LLC and its subsidiaries (“Marlin Midstream”), and Mr. Maxwell was the sole member of Marlin Logistics, LLC (“Marlin Logistics”) prior to the closing of the Partnership’s initial public offering of 6,875,000 common units representing a 38.6% limited partner interest in the Partnership on July 31, 2013 (“IPO”). Concurrently with the closing of the IPO, the Partnership also executed a new credit facility.
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
Our Fee-Based Commercial Agreements
Prior to the IPO, the Partnership generated revenues primarily under keep-whole and other commodity-based gathering and processing agreements with third parties and its affiliates. At the closing of the IPO, the Partnership terminated the existing commodity-based gas gathering and processing agreement with AES, assigned to AES all of the remaining keep-whole and other commodity-based gathering and processing agreements with third party customers, and entered into a new three-year fee-based gathering and processing agreement with AES with a minimum volume commitment and annual inflation adjustments.
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
In preparing financial statements in accordance with GAAP, management makes informed judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses. Management evaluates its estimates and related assumptions regularly, utilizing historical experience and other methods considered reasonable under the particular circumstances. Changes in facts and circumstances or additional information may result in revised estimates and actual results may differ from these estimates. Effects on the business, financial condition and results of operations resulting from revisions to estimates are recognized when the facts that give rise to the revision become known. The information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated and combined financial statements. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results which may be expected for the full year or for any interim period. The condensed consolidated and combined financial statements include the accounts of the Partnership and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
Certain information and note disclosures commonly included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. Accordingly, the accompanying condensed consolidated and

MARLIN MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

combined financial statements and notes should be read in conjunction with the Partnership’s annual report on Form 10-K for the year ended December 31, 2013, as amended on March 26, 2014 and March 28, 2014 (the “Annual Report”). Management believes that the disclosures made are adequate to make the information not misleading.
The accompanying condensed consolidated and combined financial statements have been prepared in accordance with Regulation S-X, Article 3, General Instructions as to Financial Statements and Staff Accounting Bulletin (“SAB”) Topic 1-B, Allocations of Expenses and Related Disclosures in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity. Certain expenses incurred by SEV were only indirectly attributable to its ownership of Marlin Midstream prior to the IPO. As a result, certain assumptions and estimates are made in order to allocate a reasonable share of such expenses to the Partnership, so that the accompanying condensed consolidated and combined financial statements reflect substantially all costs of doing business. The allocations and related estimates and assumptions are described more fully in Note 11 (“Transactions with Affiliates”), which the Partnership believes are reasonable.
SEV allocated various corporate overhead expenses to the Partnership based on percentage of departmental usage, wages or headcount. These allocations are not necessarily indicative of the cost that the Partnership would have incurred had it operated as an independent stand-alone entity. As such, the condensed consolidated and combined financial statements do not fully reflect what the Partnership’s financial position, results of operations and cash flows would have been had the Partnership operated as a stand-alone company during the periods presented.
At the closing of the IPO, the Partnership entered into an omnibus agreement with NuDevco and its affiliates, which addresses the management and administrative services to be provided by NuDevco to the Partnership and the corresponding fees and expense reimbursements to be paid to NuDevco in connection therewith. Under the omnibus agreement, the Partnership pays an annual fee, initially in the amount of $0.6 million, for executive management services and is allocated general and administrative and operating expenses that are directly attributable to the Partnership.
Marlin Midstream has also historically relied upon SEV and its affiliates as a participant in SEV’s credit facility prior to the IPO. As a result, the historical combined financial information for the three and nine months ended September 30, 2013 is not necessarily indicative of what the Partnership’s results of operations, financial position and cash flows will be in the future.
On August 1, 2014, the Partnership acquired 100% interest in the East New Mexico Transloading Facility ("East New Mexico Dropdown") from NuDevco Midstream Development. As the acquisition represented a transfer of assets under common control, the condensed consolidated and combined financial statements and related information presented herein have been recast to include the historical results of the East New Mexico Dropdown since July 2, 2014, the date the facility commenced operations. See Note 5 (“Property, Plant and Equipment”) for further discussion of the transaction.
Subsequent Events
Subsequent events have been evaluated through the date these financial statements are issued. Any material subsequent events that occurred prior to such date have been properly recognized or disclosed in the condensed consolidated and combined financial statements.
Net Income Per Unit
The Partnership has omitted net income per unit for all historical periods prior to the IPO because the Partnership operated under a sole member equity structure for the periods prior to the IPO, which is different than the capital structure resulting from the consummation of the IPO and, as a result, the per unit data for periods prior to the IPO would not be meaningful to investors. The net income per unit in the condensed consolidated and combined Statements of Operations for the three month period ended September 30, 2013 is based on net income of the Partnership subsequent to the closing of the IPO on July 31, 2013 through September 30, 2013, as this was the amount of net income attributable to the newly issued Partnership units. Net income related to acquisitions from affiliates under common control for periods prior to the acquisition date are allocated 100% to the general partner in determining net income per unit.
New Accounting Standards
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Partnership is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Partnership has not yet selected a transition method nor determined the effect of the standard on its ongoing financial reporting.

MARLIN MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. PARTNERSHIP EQUITY AND DISTRIBUTIONS
Outstanding Units
At September 30, 2014, the Partnership had outstanding common units of 8,979,248 and subordinated units of 8,724,545. NuDevco Midstream Development owns 100% of the interest in the Partnership’s general partner, which owns an approximate 2% general partner interest in the Partnership, 22% of the Partnership’s outstanding common units, representing an 11% interest in the Partnership, and 100% of the Partnership’s outstanding subordinated units, representing a 48% interest in the Partnership. See Note 5 (“Property, Plant and Equipment”) for discussion of common units and general partnership interest issued on August 1, 2014 in connection with the East New Mexico Dropdown.
At December 31, 2013, the Partnership had outstanding common units of 8,724,545 and subordinated units of 8,724,545. At December 31, 2013, NuDevco Midstream Development owned 100% of the interest in the Partnership’s general partner, which owns an approximate 2% general partner interest in the Partnership, 21% of the Partnership's outstanding common units, representing a 10% interest in the Partnership, and 100% of the Partnership’s outstanding subordinated units, representing a 49% interest in the Partnership.

Distributable Cash and Distributions

The partnership agreement requires the Partnership to distribute all available cash, as defined in its partnership agreement, to unitholders of record, as of the applicable record date, no later than 45 days after the end of each quarter.

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

◦	comply with applicable law, any of the Partnership's debt instruments or other agreements; or

◦
provide funds for distributions to unitholders and to the general partner for any one or more of the next four quarters (provided that the general partner may not establish cash reserves for distributions if the effect of the establishment of such reserves will prevent the Partnership from distributing the minimum quarterly distribution on all common units and any cumulative arrearages on such common units for the current quarter);

•
plus, if the general partner so determines, all or any portion of the cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made subsequent to the end of such quarter.

The Partnership declared the following cash distributions to its unitholders of record for the periods presented:

In Thousands, except per-unit amounts		Total Quarterly	Total Cash	Date of
Quarter ended:		Distribution per Unit	Distribution	Distribution
September 30, 2014		$0.365	$6,592.5	November 4, 2014
June 30, 2014		$0.360	$6,469.2	August 5, 2014
March 31, 2014		$0.355	$6,375.1	May 6, 2014
September 30, 2013		$0.230	$4,095.2	November 4, 2013
June 30, 2013	(1)	—	—	—
March 31, 2013	(1)	—	—	—
(1) No distributions were declared for the quarters ended March 31, 2013 or June 30, 2013 as these periods were prior to the completion of the IPO.

General Partner Interest
The Partnership’s general partner is entitled to 2% of all distributions made by the Partnership. If the Partnership issues additional units, the general partner has the right, but not the obligation, to contribute a proportionate amount of capital to the

MARLIN MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Partnership in order to maintain its 2% general partner interest. The 2% general partner interest, and the percentage of the Partnership’s cash distributions to which the general partner is entitled from such 2% interest, will be proportionately reduced if the Partnership issues additional units in the future (other than the issuance of common units upon conversion of outstanding subordinated units or the issuance of common units upon a reset of the incentive distribution rights) and the Partnership’s general partner does not contribute a proportionate amount of capital to the Partnership in order to maintain the general partner's 2% general partner interest.
Incentive Distribution Rights
NuDevco indirectly holds all of the incentive distribution rights ("IDRs") issued in the IPO. IDRs entitle NuDevco to receive an increasing percentage (13%, 23% and 48%) of quarterly distributions of available cash from operating surplus after the minimum quarterly distribution and certain target distribution levels have been achieved. The maximum distribution of 48% does not include any distributions that the Partnership’s general partner or its affiliates may receive on common, subordinated or general partner units that they own.
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

4. NET INCOME PER UNIT
The Partnership’s net income is allocated to the general partner and the limited partners in accordance with their respective ownership percentages and, when applicable, giving effect to IDRs. Basic and diluted net income per unit is calculated by dividing the partner’s interest in net income by the weighted average number of units outstanding during the period.
The following table illustrates the Partnership’s calculation of net income per unit for common and subordinated partner units. Net income attributable to the East New Mexico Dropdown for the period July 2, 2014 through July 31, 2014 is not allocated to the limited partners for purposes of calculating net income per limited partner unit.

MARLIN MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In Thousands, except per unit data	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014	Post-IPO, August 1, 2013 to September 30, 2013
Net income	$6,140	$17,611	$2,785
Less:
Allocation of East New Mexico Dropdown net income prior to acquisition (see Note 5)	(160)	(160)	—
General partner interest in net income	(120)	(349)	(55)
Limited partner interest in net income	$5,860	$17,102	$2,730
Net income allocable to common units	$2,990	$8,726	$1,365
Net income allocable to subordinated units	2,870	8,376	$1,365
Limited partner interest in net income	$5,860	$17,102	$2,730
Net income per limited partner common unit - basic	$0.33	$0.98	$0.16
Net income per limited subordinated unit - basic	$0.33	$0.96	$0.16
Net income per limited partner unit - basic	$0.33	$0.97	$0.16
Net income per limited partner common unit - diluted	$0.33	$0.96	$0.15
Net income per limited subordinated unit - diluted	$0.33	$0.96	$0.16
Net income per limited partner unit - diluted	$0.33	$0.96	$0.15
Weighted average limited partner units outstanding - basic
Common units	8,949,016	8,876,362	8,724,545
Subordinated units	8,724,545	8,724,545	8,724,545
Total	17,673,561	17,600,907	17,449,090
Weighted average limited partner units outstanding - diluted
Common units	9,046,595	9,056,592	9,036,545
Subordinated units	8,724,545	8,724,545	8,724,545
Total	17,771,140	17,781,137	17,761,090

5. PROPERTY, PLANT AND EQUIPMENT
Net property, plant and equipment are composed of the following:

In Thousands	Estimated Useful Lives (Years)	September 30, 2014	December 31, 2013
Gas processing plants (1)	5 – 40	$136,239	$133,859
Gathering pipelines and related equipment	5 – 40	52,542	47,728
Land and rights of way	—	11,786	11,043
Construction-in-progress	—	2,176	2,594
Information technology and other	2 – 10	2,065	1,548
Office building	15	306	306
Autos	5	422	357
Total		205,536	197,435
Accumulated depreciation		(41,440)	(34,887)
Property, plant and equipment, net		$164,096	$162,548
_________________________

(1)	Includes inlet and residue pipelines and connections.

The Partnership’s principal midstream natural gas assets consist of two related natural gas processing facilities located in Panola County, Texas, a natural gas processing facility located in Tyler County, Texas, two natural gas gathering systems

MARLIN MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

connected to its Panola County processing facilities and two NGL transportation pipelines that connect its Panola County and Tyler County processing facilities to third party NGL pipelines.
The Partnership's principal crude oil logistics assets consist of three crude oil transloading facilities: (i) its Wildcat facility located in Carbon County, Utah, where the Partnership currently operates one skid transloader and two ladder transloaders, (ii) its Big Horn facility located in Big Horn County, Wyoming, where the Partnership currently operates one skid transloader and one ladder transloader, and (iii) its East New Mexico facility located in Sandoval County, New Mexico, where the Partnership currently operates one skid transloader, which was acquired on August 1, 2014, as discussed below.
The cost of property, plant and equipment classified as “Construction-in-progress” is excluded from costs being depreciated. These amounts represent property that is not yet suitable to be placed into productive service as of the respective balance sheet date.
Depreciation expense was $2.2 million and $2.1 million for the three months ended September 30, 2014 and 2013, respectively, and $6.6 million and $6.1 million for the nine months ended September 30, 2014 and 2013, respectively.
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
For the three and nine months ended September 30, 2013, the Partnership recorded revenues of $0.1 million and $0.1 million, respectively, and recorded expenses of $0.1 million and $0.3 million, respectively, attributable to the Monell facility in connection with the collaborative arrangement. These revenues are recorded in natural gas, NGLs and condensate revenue and the expenses are recorded in operation and maintenance in the condensed consolidated and combined Statements of Operations.

Acquisitions
On July 30, 2014, the Partnership entered into a Contribution Agreement with NuDevco Midstream Development and Marlin Midstream GP, LLC, the general partner of the Partnership, for the purchase of the East New Mexico Transloading Facility, located in Sandoval County, New Mexico, for $7.4 million. The purchase closed on August 1, 2014 and the total purchase price consisted of a $5.5 million cash payment and 89,720 Partnership common units issued to NuDevco Midstream Development, which were valued at the historical carrying value of the assets acquired of approximately $0.3 million. The assets acquired by the Partnership consist of one skid transloader and other miscellaneous equipment, which were subsequently assigned to Marlin Logistics. Additionally, the general partner of the Partnership made a capital contribution of $38,000 for the issuance of general partnership interest, to allow the general partner to maintain its 2% general partner interest in the Partnership.
The East New Mexico Dropdown represented a transaction between entities under common control. As a result, the condensed consolidated and combined financial statements and related information presented herein have been recast to include the historical results of the East New Mexico Dropdown. Net income for the facility was approximately $0.2 million for the period July 2, 2014, the date operations commenced, through July 31, 2014. In addition, the Partnership recorded the assets of the East New Mexico Dropdown acquired at their historical carrying value to NuDevco Midstream Development on the date of acquisition. Any difference between consideration given and the historical carrying value of the assets is recognized as a reduction to partners' capital on a pro-rata basis. Cash consideration up to the historical carrying value of the assets acquired is presented as an investing activity and cash consideration in excess of the historical carrying value of the assets acquired is presented as a financing activity in the condensed consolidated and combined Statements of Cash Flows.
In conjunction with the East New Mexico Dropdown, the Partnership entered into a three-year transloading services agreement with AES, effective August 1, 2014, requiring minimum monthly volume commitments for crude oil transloading services to be operated at the East New Mexico Transloading Facility.

MARLIN MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. LONG-TERM DEBT AND INTEREST EXPENSE
Long-term debt consists of the following:

In Thousands	September 30, 2014	December 31, 2013
Revolving credit facility	$11,000	$4,000
Total long-term debt	$11,000	$4,000

Concurrently with the closing of the Partnership's IPO, the Partnership entered into a new $50.0 million senior secured revolving credit facility, which matures on July 31, 2017. If no event of default has occurred, the Partnership has the right, subject to approval by the administrative agent and certain lenders, to increase the borrowing capacity under its revolving credit facility to up to $150.0 million. The Partnership's revolving credit facility is available to fund expansions, acquisitions and working capital requirements for our operations and general Partnership purposes.
At the Partnership’s election, interest generally will be determined by reference to:

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

The revolving credit facility is secured by the capital stock of the Partnership's present and future subsidiaries, all of its and its subsidiaries’ present and future property and assets (real and personal), control agreements relating to its and its subsidiaries’ bank accounts and collateral assignments of our and our subsidiaries’ material construction, ownership and operation agreements, including any agreements with AES or Anadarko.
At the closing of the IPO, the Partnership borrowed $25.0 million under its revolving credit facility, a portion of which, along with the proceeds from the IPO, were used to repay approximately $131.9 million of outstanding borrowings under the previous credit facility. Immediately upon repayment, the previous credit facility was terminated. At September 30, 2014, the Partnership had $11.0 million outstanding under its revolving credit facility.
The Partnership's revolving credit facility also contains covenants that, among other things, require it to maintain specified ratios or conditions. The Partnership must maintain a consolidated senior secured leverage ratio, consisting of consolidated indebtedness under its revolving credit facility to consolidated EBITDA of not more than 4.0 to 1.0, as of the last day of each fiscal quarter. In addition, the Partnership must maintain a consolidated interest coverage ratio, consisting of its consolidated EBITDA minus capital expenditures to its consolidated interest expense, letter of credit fees and commitment fees of not less than 2.5 to 1.0, as of the last day of each fiscal quarter. As of September 30, 2014, the Partnership was in compliance with all debt covenants.
In addition, the Partnership's revolving credit facility contains affirmative covenants that are customary for credit facilities of this type. The covenants will include delivery of financial statements and other information (including any filings made with the SEC), maintenance of property and insurance, payment of taxes and obligations, material compliance with laws, inspection of property, books and records and audits, use of proceeds, payments to bank blocked accounts, notice of defaults and certain other customary matters.
Debt Maturities
Principal amounts of long-term debt under the Partnership's revolving credit facility mature on July 31, 2017.
Deferred Financing Costs
Deferred financing costs were $0.8 million and $1.0 million as of September 30, 2014 and December 31, 2013, respectively. Of these amounts, $0.3 million and $0.3 million are included in other current assets within the condensed consolidated Balance Sheets at September 30, 2014 and December 31, 2013, respectively, and $0.5 million and $0.7 million are included in other assets within the condensed consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, respectively, based on the term of the related debt obligations.
Amortization of deferred financing costs was $0.1 million and $0.1 million for the three months ended September 30, 2014 and 2013, respectively, and $0.2 million and $0.4 million for the nine months ended September 30, 2014 and 2013,

MARLIN MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

respectively. Amortization of deferred financing costs is recorded in interest expense, net of amounts capitalized, in the condensed consolidated and combined Statements of Operations.
In conjunction with executing the revolving credit facility on July 31, 2013, the Partnership paid $1.1 million of financing costs, all of which were capitalized. Simultaneously, the Partnership expensed $0.8 million of existing unamortized deferred financing costs related to the previous credit facility, which is recorded in interest expense in the condensed consolidated and combined Statements of Operations.
Interest Expense
A reconciliation of total interest expense to “interest expense, net of amounts capitalized” as reported in the condensed consolidated and combined Statements of Operations for the three and nine months ended September 30, 2014 and 2013 is as follows:

In Thousands	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest expense on long-term debt	$148	$551	$373	$3,183
Interest expense from amortization of deferred financing costs	71	103	214	437
Interest expense from write-off of unamortized deferred financing costs	—	761	—	761
Less interest expense capitalized	(7)	(33)	(38)	(210)
Total interest expense, net of amounts capitalized	$212	$1,382	$549	$4,171

7. DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swap
On December 17, 2012, Marlin Midstream entered into a new interest rate swap (“2012 Swap”) in order to fix a portion of the interest rate on Marlin Midstream’s amended term loan. Marlin Midstream paid a fixed rate and received a floating rate under the 2012 Swap. The maturity date of the 2012 Swap was December 17, 2014, and the notional amount of the 2012 Swap at December 31, 2012 was $62.5 million. On July 31, 2013, in connection with the Partnership’s IPO, the 2012 Swap was settled for approximately $0.1 million. The Partnership had no derivative assets and liabilities as of September 30, 2014 or December 31, 2013.
Marlin Midstream’s interest rate swap did not meet the criteria necessary to qualify for cash flow hedge accounting and was recorded at fair value at each reporting period with the associated unrealized gain or loss recorded in gain (loss) on interest rate swap in the condensed consolidated and combined Statements of Operations.
The following table presents the net realized and unrealized losses recognized in net income for derivative instruments not designated as hedging instruments:

In Thousands
Description of Derivatives	Statement of Operations Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
Interest rate swap contracts	Loss on interest rate swap	—	(42)	—	(47)
Total loss recognized in income		$—	$(42)	$—	$(47)

8. FAIR VALUE OF FINANCIAL INSTRUMENTS
FASB ASC 820, Fair Value Measurement, established a single authoritative definition of fair value when accounting rules require the use of fair value, set out a framework for measuring fair value and required additional disclosures about fair

MARLIN MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
 The Partnership had no financial instruments at September 30, 2014 or December 31, 2013. At the IPO date, the Partnership settled the outstanding interest rate swap.
The estimated fair value of accounts receivable, accounts receivable-affiliates, accounts payable, accounts payable-affiliates and accrued liabilities approximate their carrying values due to their short-term nature. The estimated fair value of the Partnership’s outstanding long-term debt approximates carrying value due to the variable rate nature of the Partnership’s long-term debt.

9. SEGMENT INFORMATION

The Partnership’s revenues are derived from two operating segments: (i) gathering and processing and (ii) crude oil logistics. These segments are monitored separately by management for performance and are consistent with internal financial reporting. These segments have been identified based on the differing products and services, regulatory environment, and expertise required for their respective operations. Gross margin is a primary performance measure used by management. The Partnership defines gross margin as revenues less costs of revenues. Gross margin should not be considered an alternative to, or more meaningful than, operating income as determined in accordance with generally accepted accounting principles.

MARLIN MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present financial information by segment for the three and nine months ended September 30, 2014 and September 30, 2013:

Three Months Ended September 30, 2014
	Gathering &	Crude Oil	Corporate and	Marlin Midstream
In Thousands	Processing	Logistics	Consolidation	Partners, LP
Total revenues	$13,011	$4,208	$—	$17,219
Cost of revenues	2,762	—	—	2,762
Gross margin	10,249	4,208	—	14,457
Operation and maintenance	3,029	589	19	3,637
General and administrative	—	—	1,729	1,729
Other operating expenses	2,550	51	—	2,601
Operating income	4,670	3,568	(1,748)	6,490

Interest expense, net of amounts capitalized	—	—	(212)	(212)
Net income before tax	4,670	3,568	(1,960)	6,278
Income tax expense	—	—	(138)	(138)
Net income (loss)	$4,670	$3,568	$(2,098)	$6,140

Nine Months Ended September 30, 2014
	Gathering &	Crude Oil	Corporate and	Marlin Midstream
In Thousands	Processing	Logistics	Consolidation	Partners, LP
Total revenues	$47,403	$11,080	$—	$58,483
Cost of revenues	14,210	—	—	14,210
Gross margin	33,193	11,080	—	44,273
Operation and maintenance	10,042	1,415	497	11,954
General and administrative	—	—	6,262	6,262
Other operating expenses	7,549	73	—	7,622
Operating income	15,602	9,592	(6,759)	18,435

Interest expense, net of amounts capitalized	—	—	(549)	(549)
Net income before tax	15,602	9,592	(7,308)	17,886
Income tax expense	—	—	(275)	(275)
Net income (loss)	$15,602	$9,592	$(7,583)	$17,611

MARLIN MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Three Months Ended September 30, 2013
	Gathering &	Crude Oil	Corporate and	Marlin Midstream
In Thousands	Processing	Logistics	Consolidation	Partners, LP
Total revenues	$16,634	$2,316	$—	$18,950
Cost of revenues	6,479	—	—	6,479
Gross margin	10,155	2,316	—	12,471
Operation and maintenance	3,737	546	—	4,283
General and administrative	—	—	2,482	2,482
Other operating expenses	2,344	5	—	2,349
Operating income	4,074	1,765	(2,482)	3,357

Interest expense, net of amounts capitalized	—	—	(1,382)	(1,382)
Gain (loss) on interest rate swap	—	—	(42)	(42)
Net income before tax	4,074	1,765	(3,906)	1,933
Income tax expense	—	—	(11)	(11)
Net income (loss)	$4,074	$1,765	$(3,917)	$1,922

Nine Months Ended September 30, 2013
	Gathering &	Crude Oil	Corporate and	Marlin Midstream
In Thousands	Processing	Logistics	Consolidation	Partners, LP
Total revenues	$34,435	$2,316	$—	$36,751
Cost of revenues	11,687	—	—	11,687
Gross margin	22,748	2,316	—	25,064
Operation and maintenance	11,332	546	—	11,878
General and administrative	—	—	5,214	5,214
Other operating expenses	6,920	17	—	6,937
Operating income	4,496	1,753	(5,214)	1,035

Interest expense, net of amounts capitalized	—	—	(4,171)	(4,171)
Gain (loss) on interest rate swap	—	—	(47)	(47)
Net income before tax	4,496	1,753	(9,432)	(3,183)
Income tax expense			(35)	(35)
Net income (loss)	$4,496	$1,753	$(9,467)	$(3,218)

MARLIN MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents financial information by segment at September 30, 2014 and December 31, 2013, respectively:

Balance Sheet at September 30, 2014
In Thousands	Gathering &	Crude Oil	Corporate and	Marlin Midstream
	Processing	Logistics	Consolidation	Partners, LP
Assets:
Current assets	$5,192	$1,458	$3,102	$9,752
Property, plant and equipment, net	163,305	791	—	164,096
Other assets	163	—	523	686
Total Assets	$168,660	$2,249	$3,625	$174,534

Liabilities and Partners’ Capital
Total current liabilities	$2,783	$22	$3,541	$6,346
Total long-term liabilities	—	—	11,524	11,524
Total Liabilities	2,783	22	15,065	17,870

Partners’ Capital	165,877	2,227	(11,440)	156,664

Total Liabilities and Partners’ Capital	$168,660	$2,249	$3,625	$174,534

Balance Sheet at December 31, 2013
In Thousands	Gathering &	Crude Oil	Corporate and	Marlin Midstream
	Processing	Logistics	Consolidation	Partners, LP
Assets:
Current assets	$5,727	$1,195	$3,772	$10,694
Property, plant and equipment, net	162,029	519	—	162,548
Other assets	163	—	737	900
Total Assets	$167,919	$1,714	$4,509	$174,142

Liabilities and Partners’ Capital
Total current liabilities	$2,796	$353	$6,077	$9,226
Total long-term liabilities	—	—	4,366	4,366
Total Liabilities	2,796	353	10,443	13,592

Partners’ Capital	165,123	1,361	(5,934)	160,550

Total Liabilities and Partners’ Capital	$167,919	$1,714	$4,509	$174,142

MARLIN MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10. COMMITMENTS AND CONTINGENCIES
The Partnership has reserved capacity of 3,500 barrels a day at a third-party fractionator. If the Partnership fails to deliver 95% of the reserved capacity, the Partnership is obligated to pay a fixed fee. The maximum total fixed fee that the Partnership would be obligated to pay is approximately $2.2 million per year through the end of the contract, which expires April 30, 2015. Under the three-year fee-based commercial agreement with AES, the Partnership is reimbursed for a majority of any deficiency payments accrued under the reserved capacity agreement. The Partnership recorded $0.4 million and $0.0 million of expense for the three months ended September 30, 2014 and 2013, respectively, and recorded $1.1 million and $0.4 million of expense for the nine months ended September 30, 2014 and 2013, respectively, of accrued deficiency payments for under delivery of volumes. The Partnership also received reimbursements for deficiency payments from AES of $0.2 million and $0.0 million for the three months ended September 30, 2014 and 2013, respectively, and $0.4 million and $0.0 million for the nine months ended September 30, 2014 and 2013, respectively.
From time to time, the Partnership may be involved in legal, tax, regulatory and other proceedings in the ordinary course of business. Management does not believe that the Partnership is a party to any litigation that will have a material impact on its financial condition or results of operations.

11. TRANSACTIONS WITH AFFILIATES
From time to time, the Partnership enters into transactions with affiliates that have a common owner with the Partnership in order to reduce risk, create strategic alliances and supply or receive goods and services to these affiliates. See also Note 1 for a discussion of transactions with affiliates coinciding with the closing of the IPO in July 2013.
Accounts receivable from and accounts payable to affiliates
The Partnership had receivables due from affiliates of $3.2 million and $3.6 million at September 30, 2014 and December 31, 2013, respectively. Receivables due from affiliates primarily related to the Partnership's fee-based gathering and processing agreement with a subsidiary of SEV, and its fee-based transloading services agreement with a subsidiary of SEV. Payables to affiliates were $1.9 million and $1.6 million at September 30, 2014 and December 31, 2013, respectively. Payables to affiliates primarily related to settlements under the Partnership's gathering and processing agreement with a subsidiary of SEV and reimbursement to an affiliate of NuDevco for certain general and administrative and operating costs under the omnibus agreement with NuDevco.
Revenues and cost of revenues
Prior to the IPO on July 31, 2013, the Partnership provided processing services for a subsidiary of SEV, whereby the Partnership gathered natural gas from third parties, extracted NGLs, and redelivered the processed natural gas to the subsidiary of SEV. Under certain third-party contracts, the Partnership transferred all natural gas purchased to the subsidiary of SEV at market price. The Partnership also replaced energy used in processing due to the extraction of liquids, compression and transportation of natural gas, and fuel by purchasing natural gas from a subsidiary of SEV at the same market price. The Partnership used the MMBtu volume to measure how much energy is used in processing. Cost of natural gas, NGLs and condensate revenue—affiliates included in the Partnership’s results of operations for the three and nine months ended September 30, 2013 from these agreements was $0.1 million and $3.0 million, respectively.

Additionally, the Partnership has a gas transportation agreement with a subsidiary of SEI. The Partnership receives the higher of (i) a minimum monthly payment or (ii) a transportation fee per MMBtu times actual volumes delivered. The current transportation agreement was set to expire on February 28, 2013, but was extended for three additional years at a fixed rate per MMBtu without a minimum monthly payment. Included in the Partnership’s results of operations for the three and nine months ended September 30, 2014 and 2013 are gathering, processing and other revenue—affiliates of less than $0.1 million related to these transactions for each period presented.
In connection with the IPO, the Partnership entered into a three-year fee-based commercial agreement with AES, requiring a minimum monthly volume commitment of 80 MMcf/d. This agreement became effective August 1, 2013. Included in the Partnership’s results of operations for the three and nine months ended September 30, 2014 and 2013 are gathering, processing, transloading and other revenue—affiliates of $5.1 million and $2.3 million, and $16.3 million and $2.3 million respectively, related to this agreement. Cost of natural gas, NGLs and condensate revenue—affiliates included in the Partnership’s results of operations for the three and nine months ended September 30, 2014 and 2013 were $1.6 million and $1.3 million, and $10.5 million and $1.3 million respectively, related to this agreement.

MARLIN MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In connection with the IPO, the Partnership entered into three-year transloading services agreements with AES, requiring minimum monthly volume commitments for crude oil transloading services. In connection with the East New Mexico Dropdown (see Note 5 "Property, Plant and Equipment"), the Partnership entered into a three-year transloading services agreement with AES, requiring minimum monthly volume commitments for crude oil transloading services. Included in the Partnership’s results of operations for the three and nine months ended September 30, 2014 and 2013 are gathering, processing, transloading and other revenue—affiliates related to these agreements of $4.2 million and $2.3 million, and $11.1 million and $2.3 million, respectively.
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
The total amount charged to the Partnership for direct reimbursement of operating and overhead cost allocations, which is recorded in operation and maintenance—affiliates, for the three and nine months ended September 30, 2014 and 2013 was $1.5 million and $1.3 million, and $5.0 million and $1.8 million, respectively. The total amount charged to the Partnership for direct reimbursement of administrative and overhead cost allocations, which is recorded in general and administrative—affiliates, for the three and nine months ended September 30, 2014 and 2013 was $1.0 million and $1.6 million, and $3.8 million and $2.3 million respectively.
Capital Contributions
During the nine months ended September 30, 2013, the Partnership received capital contributions of $3.6 million from its sole member, who is also the sole member of SEV and NuDevco.

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

MARLIN MIDSTREAM PARTNERS, LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

For the three month periods ended September 30, 2014 and 2013, compensation expense of approximately $0.1 million and $0.9 million, respectively, was recorded in general and administrative expenses—affiliates and compensation expense of approximately $0.1 million and $0.4 million, respectively, was recorded in operation and maintenance—affiliates in the condensed consolidated and combined Statements of Operations. For the nine month periods ended September 30, 2014 and 2013, compensation expense of approximately $1.0 million and $0.9 million, respectively, was recorded in general and administrative expenses—affiliates and compensation expense of approximately $0.5 million and $0.4 million, respectively, was recorded in operation and maintenance—affiliates in the condensed consolidated and combined Statements of Operations.

A summary of the phantom units activity during the nine months ended September 30, 2014 is presented below:

	Number of units	Weighted Average Grant-Date Fair Value
Total Non-vested at January 1, 2014	312,000	$20.00
Granted	—	—
Vested	(222,600)	20.00
Forfeited or canceled	(20,000)	20.00
Total Outstanding at September 30, 2014	69,400	$20.00

Unrecognized compensation expense associated with the unvested phantom units at September 30, 2014 was approximately $0.9 million and is recognized over a weighted average period of four years.

13. SUBSEQUENT EVENTS

On October 16, 2014, the Partnership announced that the board of directors of its general partner declared a quarterly cash distribution of $0.365 per unit, or $1.46 on an annualized basis, to unitholders of record as of October 30, 2014. The Partnership will pay the quarterly distribution to unitholders on November 4, 2014.

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
Crude Oil Logistics
Our crude oil logistics assets currently consist of three crude oil transloading facilities: (i) our Wildcat facility located in Carbon County, Utah, where we currently operate one skid transloader and two ladder transloaders, (ii) our Big Horn facility located in Big Horn County, Wyoming, where we currently operate one skid transloader and one ladder transloader, and (iii) our East New Mexico facility located in Sandoval County, New Mexico, where we currently operate one skid transloader. Our transloaders are used to unload crude oil from tanker trucks and load crude oil into railcars and temporary storage tanks. Our facilities provide transloading services for production originating from well-established crude oil producing basins, such as the Uinta and Powder River Basins, which we believe are currently underserved by our competitors. Our skid transloaders each have a transloading capacity of 475 Bbls/hr, and our ladder transloaders each have a transloading capacity of 210 Bbls/hr.

Initial Public Offering

At the closing of the IPO, we issued 2,474,545 common units and 8,724,545 subordinated units to NuDevco Midstream Development. We terminated our commodity-based gas gathering and processing agreement with AES and assigned all our remaining keep-whole and other commodity-based gathering and processing agreements with third party customers to AES. We entered into transloading services agreements with AES, each with three year terms, minimum volume commitments and annual inflation adjustments. See Note 1 (“Organization and Formation of the Partnership”) for further discussion.

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

Transloading Services Agreements

•
Following the closing of the IPO, our crude oil logistics revenues are generated under transloading services agreements that we entered into with AES at the closing of, or subsequent to, the IPO. Under the transloading services agreements with AES, we receive a per barrel fee for crude oil transloading services, including fees in respect of shortfall payments related to AES’ minimum volume commitments under these agreements from time to time. Because our crude oil logistics assets did not become operational until 2013, our future results of operations will not be comparable to our historical results of operations regarding our crude oil logistics segment.

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
Financing
There are differences in the way we finance our operations as compared to the way we financed our operations on a historical basis prior to the IPO. Historically, our operations were financed by cash generated from operations, equity investments by our sole member and borrowings under our previous credit facility. In connection with the closing of the IPO, we repaid the full amount of our previous credit facility, settled our related interest rate swap liability and entered into a $50.0 million senior secured revolving credit facility. We had $11.0 million outstanding under our senior secured revolving credit facility as of September 30, 2014. Based on the terms of our cash distribution policy, we expect that we will distribute to our unitholders and our general partner most of the cash generated by our operations. As a result, we expect to fund future capital expenditures primarily from external sources, including borrowings under our revolving credit facility and future issuances of equity and debt securities.

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

In Thousands, except volume data	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gross margin	$14,457	$12,471	$44,273	$25,064
Gas volumes (MMcf/d) (1)	191	224	208
Transloading volumes (Bbls/d) (1)	21,317	18,980	19,768
Adjusted EBITDA	$8,781	$6,699	$26,525	$8,412
Distributable cash flow (2)	$8,105	$5,346	$24,516
(1) Volumes reflect the minimum volume commitment under our fee-based contracts or actual throughput, whichever is greater, for the post-IPO period.
(2) We will distribute available cash within 45 days after the end of the quarter, beginning with the quarter ended September 30, 2013.

Gross Margin
Gross margin is a primary performance measure used by our management. We define gross margin as revenues less cost of revenues. Gross margin is a non-GAAP supplemental financial measure that represents our profitability with minimal exposure to commodity price fluctuations, which we believe are not significant components of our operations.

The following table presents a reconciliation of the non-GAAP financial measure of gross margin to the GAAP financial measure of operating income:

In Thousands	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total operating income	$6,490	$3,357	$18,435	$1,035
Operation and maintenance	2,132	2,961	6,947	10,048
Operation and maintenance-affiliates	1,505	1,322	5,007	1,830
General and administrative	748	849	2,467	2,927
General and administrative-affiliates	981	1,633	3,795	2,287
Property tax expense	363	291	994	844
Depreciation expense	2,238	2,058	6,568	6,093
Loss on disposal of equipment	—	—	60	—
Gross margin	$14,457	$12,471	$44,273	$25,064

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
Adjusted EBITDA and distributable cash flow are non-GAAP supplemental financial measures that management and external users of our condensed consolidated and combined financial statements, such as industry analysts, investors, commercial banks and others, may use to assess:

•	the financial performance of our assets without regard to financing methods, capital structure or historical cost basis;

•	the ability of our assets to generate earnings sufficient to support our decision to make cash distributions to our unitholders and general partner;

•	our ability to fund capital expenditures and incur and service debt;

•	our operating performance and return on capital as compared to those of other companies in the midstream energy sector, without regard to financing or capital structure; and

•	the attractiveness of capital projects and acquisitions and the overall rates of return on alternative investment opportunities.
The following table presents a reconciliation of the non-GAAP financial measure of adjusted EBITDA to the GAAP financial measure of net income (loss):

In Thousands	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$6,140	$1,922	$17,611	$(3,218)
Interest expense, net of amounts capitalized	212	1,382	549	4,171
Income tax expense	138	11	275	35
Depreciation expense	2,238	2,058	6,568	6,093
Equity based compensation	53	1,284	1,522	1,284
Loss on interest rate swap	—	42	—	47
Adjusted EBITDA	$8,781	$6,699	$26,525	$8,412
The following table presents a reconciliation of the non-GAAP financial measure of distributable cash flow to the GAAP financial measure of net income:

In Thousands	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014	For the period from July 31, 2013 to September 30, 2013
Net income	$6,140	$17,611	$2,785
Add:
Interest expense, net of amounts capitalized	212	549	174
Income tax expense	138	275	8
Depreciation expense	2,238	6,568	1,321
Equity based compensation	53	1,522	1,284
Adjusted EBITDA	8,781	26,525	5,572
Less:
Maintenance capital expenditures	(230)	(1,201)	(133)
Cash interest expense	(148)	(373)	(85)
Income tax expense	(138)	(275)	(8)
Adjustment (1)	(160)	(160)	—
Distributable cash flow	$8,105	$24,516	$5,346
(1) Removes the results of the East New Mexico Dropdown for the period prior to the acquisition (July 2, 2014 to July 31, 2014).

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

The following table presents selected financial data for each of the three months ended September 30, 2014 and 2013.

In Thousands	Three Months Ended September 30,
	2014	2013	Change	% Change
REVENUES:
Natural gas, NGLs and condensate revenue	$2,511	$7,026	$(4,515)	(64.3)%
Gathering, processing, transloading and other revenue	14,708	11,924	2,784	23.3%
Total Revenues	17,219	18,950	(1,731)	(9.1)%
OPERATING EXPENSES:
Cost of natural gas, NGLs and condensate revenue	2,762	6,479	(3,717)	(57.4)%
Operation and maintenance	3,637	4,283	(646)	(15.1)%
General and administrative	1,729	2,482	(753)	(30.3)%
Property tax expense	363	291	72	24.7%
Depreciation expense	2,238	2,058	180	8.7%
Total operating expenses	10,729	15,593	(4,864)	(31.2)%
Operating income	6,490	3,357	3,133	93.3%
Interest expense, net of amounts capitalized	(212)	(1,382)	1,170	(84.7)%
Gain on interest rate swap	—	(42)	42	(100.0)%
Net income before tax	$6,278	$1,933	$4,345	224.8%

Key performance metrics:
Gross Margin (1)	$14,457	$12,471	$1,986	15.9%
Adjusted EBITDA (1)	$8,781	$6,699	$2,082	31.1%

Volumes:
Processing Facilities (MMcf/d) (2)	191	224
Transloading Facilities (Bbls/d) (2)	21,317	18,980
(1) Gross Margin and Adjusted EBITDA are not financial measures presented in accordance with GAAP. For a reconciliation of Gross Margin and Adjusted EBITDA to their most directly comparable financial measures calculated and presented in accordance with GAAP, please see “How We Evaluate Our Operations.”

(2) Volumes reflect the minimum volume commitment under our fee-based contracts or actual throughput, whichever is greater, for the post-IPO period.

Revenues. Natural gas, NGLs and condensate revenue decreased by $4.5 million, or 64.3%, to $2.5 million for the three months ended September 30, 2014 as compared to $7.0 million for the three months ended September 30, 2013. The decrease in natural gas, NGLs and condensate revenue is primarily due to a decrease in net NGL barrels sold, most notably under short-term third-party purchase contracts. This decline attributed to an approximate decrease of $3.7 million in NGL sales for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The remaining decrease of approximately $0.8 million is primarily due to declining NGL prices and a decrease in condensate volumes sold. The average price of ethane decreased by 4% to $0.24 per gallon for the three months ended September 30, 2014 from $0.25 per gallon for the three months ended September 30, 2013. Similarly, the average price per gallon of iso butane, normal butane, and natural gasoline decreased by 5%, 6%, and 2%, respectively, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

Gathering, processing, transloading and other revenue increased by $2.8 million, or 23.3%, to $14.7 million for the three months ended September 30, 2014 as compared to $11.9 million for the three months ended September 30, 2013, primarily from our minimum volume commitment agreements with Anadarko and AES and the escalation of prices on existing agreements. At our IPO date, we entered into a three-year fee-based gathering and processing agreement with AES with a minimum volume commitment and annual inflation adjustments. For the three months ended September 30, 2014, we recorded $5.1 million in gathering, processing, transloading and other revenue as a result of this contract, as compared to $2.3 million for the three months ended September 30, 2013.
At our IPO date, we entered into three-year transloading services agreements with AES, requiring minimum monthly volume commitments for crude oil transloading services. In connection with the East New Mexico Dropdown (see Note 5 "Property, Plant and Equipment"), the Partnership entered into a three-year transloading services agreement with AES, requiring minimum monthly volume commitments for crude oil transloading services. For the three months ended September 30, 2014, we recorded $4.2 million in gathering, processing, transloading and other revenue as a result of these contracts, as compared to $2.3 million for the three months ended September 30, 2013. These increases are net against a decrease of $1.9 million in gathering, processing, transloading and other revenue, primarily a result of decreased volumes under third-party fee-based agreements.
Cost of Revenues. Cost of revenues are derived primarily from the creation of natural gas, NGLs and condensate revenue. Total cost of natural gas, NGLs and condensate revenue decreased by $3.7 million, or 57.4%, to $2.8 million for the three months ended September 30, 2014 from $6.5 million for the three months ended September 30, 2013. The decrease is primarily due to a decline in the purchase of NGLs under short-term third-party purchase contracts, which attributed to an approximate decrease of $3.3 million in the cost of natural gas, NGLs and condensate revenue. No such purchases were made during the three months ended September 30, 2014. In addition, a decline in NGL prices and lower volumes of redelivered gas at the tailgate of our plant attributed to an approximate decrease of $0.6 million in cost of natural gas, NGLs and condensate revenue for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.
These decreases were offset by an increase of $0.2 million in cost of natural gas, NGLs and condensate revenue from affiliates, primarily related to the purchase of NGLs from AES under our gathering and processing agreement.
Operation and Maintenance Expense. Operation and maintenance expense decreased by $0.6 million, or 15.1%, to $3.6 million for the three months ended September 30, 2014 from $4.3 million for the three months ended September 30, 2013. This decrease is primarily due to a $0.3 million decrease in equity-based compensation expense for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. In addition, we incurred approximately $0.3 million less in maintenance expense for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. Operation and maintenance expenses are primarily composed of expenses related to labor, utilities and chemicals, property insurance premiums, compression costs and maintenance and repair expenses, which generally remain relatively stable across broad ranges of throughput volumes but can fluctuate from period to period depending on the mix of activities performed during the period and the timing of these expenses.
General and Administrative Expense. General and administrative expense decreased by $0.8 million, or 30.3%, to $1.7 million for the three months ended September 30, 2014 from $2.5 million for the three months ended September 30, 2013. The decrease is primarily due to a $0.8 million decrease in equity-based compensation expense for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013.
Interest Expense. Interest expense, net of amounts capitalized decreased by $1.2 million, or 84.7%, to $0.2 million for the three months ended September 30, 2014 from $1.4 million for the three months ended September 30, 2013. The decrease is primarily due to expensing capitalized loan costs associated with our previous revolving credit facility of $0.8 million during the three months ended September 30, 2013. Additionally, during the three months ended September 30, 2014, our outstanding indebtedness consisted of draws under our new revolving credit facility. During the three months ended September 30, 2013, our outstanding indebtedness consisted of a term loan and revolving credit facility, with significantly higher principal amounts.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

The following table presents selected financial data for each of the nine months ended September 30, 2014 and 2013.

In Thousands	Nine Months Ended September 30,
	2014	2013	Change	% Change
REVENUES:
Natural gas, NGLs and condensate revenue	$11,852	$14,106	$(2,254)	(16.0)%
Gathering, processing, transloading and other revenue	46,631	22,645	23,986	105.9%
Total Revenues	58,483	36,751	21,732	59.1%
OPERATING EXPENSES:
Cost of natural gas, NGLs and condensate revenue	14,210	11,687	2,523	21.6%
Operation and maintenance	11,954	11,878	76	0.6%
General and administrative	6,262	5,214	1,048	20.1%
Property tax expense	994	844	150	17.8%
Depreciation expense	6,568	6,093	475	7.8%
Loss on disposal of equipment	60	—	60	100.0%
Total operating expenses	40,048	35,716	4,332	12.1%
Operating income	18,435	1,035	17,400	1,681.2%
Interest expense, net of amounts capitalized	(549)	(4,171)	3,622	(86.8)%
Loss on interest rate swap	—	(47)	47	(100.0)%
Net income (loss) before tax	$17,886	$(3,183)	$21,069	661.9%

Key performance metrics:
Gross Margin (1)	$44,273	$25,064	$19,209	76.6%
Adjusted EBITDA (1)	$26,525	$8,412	$18,113	215.3%

Volumes:
Processing Facilities (MMcf/d) (2)	208	224
Transloading Facilities (Bbls/d) (2)	19,768	18,980
(1) Gross Margin and Adjusted EBITDA are not financial measures presented in accordance with GAAP. For a reconciliation of Gross Margin and Adjusted EBITDA to their most directly comparable financial measures calculated and presented in accordance with GAAP, please see “How We Evaluate Our Operations.”

(2) Volumes reflect the minimum volume commitment under our fee-based contracts or actual throughput, whichever is greater, for the post-IPO period.

Revenues. Natural gas, NGLs and condensate revenue decreased by $2.3 million, or 16.0%, to $11.9 million for the nine months ended September 30, 2014 from $14.1 million for the nine months ended September 30, 2013. The decrease in natural gas, NGLs and condensate revenue is primarily due to a decrease in net NGL barrels sold under short-term third-party purchase contracts. This decline attributed to an approximate decrease of $3.4 million in NGL sales for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. This decrease is offset by an increase in NGL prices. The average price of ethane increased by 12% to $0.29 per gallon for the nine months ended September 30, 2014 from $0.26 per gallon for the nine months ended September 30, 2013, and the average price of propane increased by 20% to $1.13 per gallon for the nine months ended September 30, 2014 from $0.94 per gallon for the nine months ended September 30, 2013. Increasing NGL prices attributed to an approximate $1.1 million increase in our NGL sales for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.
Gathering, processing and other revenue increased by $24.0 million, or 105.9%, to $46.6 million for the nine months ended September 30, 2014 as compared to $22.6 million for the nine months ended September 30, 2013, primarily from our minimum volume commitment agreements with Anadarko and AES and the escalation of prices on existing agreements. We expect the trend of increased volumes under fee-based agreements to continue, consistent with our overall business strategy. At our IPO date, we entered into a three-year fee-based gathering and processing agreement with AES with a minimum volume commitment and annual inflation adjustments. For the nine months ended September 30, 2014, we recorded $16.3 million in gathering, processing, transloading and other revenue as a result of this contract, as compared to $2.3 million for the nine months ended September 30, 2013.
At our IPO date, we entered into three-year transloading services agreements with AES, requiring minimum monthly volume commitments for crude oil transloading services. In connection with the East New Mexico Dropdown (see Note 5 "Property, Plant and Equipment"), the Partnership entered into a three-year transloading services agreement with AES, requiring minimum monthly volume commitments for crude oil transloading services. For the nine months ended September 30, 2014, we recorded $11.1 million in gathering, processing, transloading and other revenue as a result of these contracts, as compared to $2.3 million for the nine months ended September 30, 2013. The remaining $1.2 million increase in gathering, processing, transloading and other revenue is primarily a result of increased volumes under third-party fee-based agreements.
Cost of Revenues. Cost of revenues are derived primarily from the creation of natural gas, NGLs and condensate revenue. Total cost of natural gas, NGLs and condensate revenue increased by $2.5 million, or 21.6%, to $14.2 million for the nine months ended September 30, 2014 as compared to $11.7 million for the nine months ended September 30, 2013. The increase is primarily due to the purchase of NGLs under our gathering and processing agreement with AES. During the nine months ended September 30, 2014, we purchased $10.5 million of NGLs from AES, as compared to $1.3 million purchases of NGLs from AES during the nine months ended September 30, 2013, resulting in an increase of $9.2 million in cost of natural gas, NGLs and condensate revenue.
This increase is offset by an approximate decrease of $3.3 million in cost of natural gas, NGLs, and condensate revenue, related to purchases of NGLs under short-term third-party purchase contracts during the nine months ended September 30, 2013. No such purchases were made during the nine months ended September 30, 2014.
In addition, we recorded $3.0 million of affiliate cost of revenues during the nine months ended September 30, 2013, primarily related to the purchase of natural gas from a subsidiary of SEV under certain keep-whole agreements. The volume of gas redelivered or sold at the tailgates of our processing facilities is lower than the volume received or purchased at delivery points on our gathering systems or interconnecting pipelines due to the NGLs extracted when the natural gas is processed. Prior to our IPO, we were required to make up or “keep the producer whole” for the condensate and NGL volumes extracted from the natural gas stream through the delivery of or payment for a thermally equivalent volume of residue gas. Under certain keep-whole agreements, we purchased natural gas from a subsidiary of SEV in order to make up or “keep the producer whole” for the condensate and NGL volumes extracted from the natural gas stream during processing. At the closing of our IPO, we assigned all of our keep-whole agreements to AES. The remaining decrease of approximately $0.4 million is primarily related to lower volumes of redelivered gas at the tailgate of our plant during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.
General and Administrative Expense. General and administrative expense increased by approximately $1.0 million, or 20.1%, to $6.3 million for the nine months ended September 30, 2014 from $5.2 million for the nine months ended September 30, 2013. The increase is primarily due to costs of being a publicly traded partnership, including board of director fees, internal control compliance costs, and other professional services fees. We incurred an increase of approximately $0.9 million in such costs for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. In addition, equity-based compensation expense increased by $0.1 million for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013.
Interest Expense. Interest expense, net of amounts capitalized, decreased by approximately $3.6 million, or 86.8%, to $0.5 million for the nine months ended September 30, 2014 as compared to $4.2 million for the nine months ended September 30, 2013. The decrease is primarily due to expensing capitalized loan costs associated with our previous revolving credit facility of $0.8 million during the nine months ended September 30, 2013. Additionally, during the nine months ended September 30, 2014, our outstanding indebtedness consisted of draws under our new revolving credit facility. During the nine months ended September 30, 2013, our outstanding indebtedness consisted of a term loan and revolving credit facility, with significantly higher principal amounts.

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
We intend to pay a minimum quarterly distribution of $0.365 per unit per quarter, which equates to $6.6 million per quarter, or approximately $26.4 million per year. However, other than the requirement in our partnership agreement to distribute all of our available cash each quarter, we have no obligation to make quarterly cash distributions in this or any other amounts and our general partner has considerable discretion to determine the amount of our available cash each quarter.
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
Our revolving credit facility also contains certain customary representations and warranties and events of default. Events of default include, among other things, payment defaults, breach of representations and warranties, covenant defaults, cross-defaults and cross-acceleration to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments in excess of $5.0 million, certain events with respect to material contracts, actual or asserted failure of any guaranty or security document supporting our revolving credit facility to be in full force and effect and change of control. If such an event of default occurs, the lenders under our revolving credit facility would be entitled to take various actions, including the acceleration of amounts due under our revolving credit facility and all actions permitted to be taken by a secured creditor. As of September 30, 2014, we were in compliance with all covenants under our revolving credit facility.
As of September 30, 2014, we had unused capacity under our revolving credit facility of $39.0 million and outstanding borrowings of $11.0 million.

CASH FLOWS
Net cash flows provided by (used in) operating activities, investing activities and financing activities for the nine months ended September 30, 2014 and 2013 were as follows:

In Thousands	Nine Months Ended September 30,
	2014	2013	Change
Net cash provided by (used in):
Operating activities	$26,045	$1,582	$24,463
Investing activities	$(9,052)	$(10,947)	$1,895
Financing activities	$(17,716)	$9,763	$(27,479)

Operating Activities. Cash flows provided by operating activities increased by $24.5 million to $26.0 million for the nine months ended September 30, 2014, as compared to $1.6 million for the nine months ended September 30, 2013. The increase is primarily due to an increase in net income discussed above under “Results of Operations” after excluding the effect of depreciation expense, amortization of deferred financing costs and equity-based compensation. In addition, during the nine months ended September 30, 2014, amounts owed to affiliates increased primarily from the gathering and processing agreement with AES, and amounts due from affiliates decreased. This was offset by an increase in amounts due from third-party customers.
Investing Activities. Cash flows used in investing activities increased by $1.9 million to $9.1 million for the nine months ended September 30, 2014 as compared to $10.9 million for the nine months ended September 30, 2013. Cash paid for capital expenditures during the nine months ended September 30, 2014 relates to several major construction projects, including projects to expand the services offered at, and the capacity of, our Panola County processing facilities. Cash paid for capital expenditures during the nine months ended September 30, 2013 primarily includes payments made to construct the Oak Hill Lateral, which was completed in March 2013, and install molecular mole sieves at our Panola 1 processing facility.

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
Cash flows used in financing activities increased by $27.5 million to $17.7 million for the nine months ended September 30, 2014, as compared to cash provided by financing activities of $9.8 million for the nine months ended September 30, 2013. The increase in cash used in financing activities in 2014 is primarily related to distributions paid to unit holders of $19.2 million and an excess cash purchase price over the historical carrying value of assets acquired of $5.5 million related to the East New Mexico Dropdown purchased from NuDevco Midstream Development. In addition, we had borrowings under our revolving credit facility of $23.5 million, repayments of $16.5 million, and an issuance of general partner units of $0.1 million. During the nine months ended September 30, 2013, we had borrowings under our new revolving credit facility of $25.0 million and our previous credit facility of $9.0 million, net against debt repayments of $16.5 million on our new revolving credit facility and $135.5 million on our previous credit facility. We also recorded net proceeds from the IPO of $125.3 million, and capital contributions of $3.6 million prior to the IPO.

CAPITAL EXPENDITURES
Our operations are capital intensive, requiring investments to expand, upgrade or enhance existing operations and to meet environmental and operational regulations. Our capital requirements have consisted of and are expected to continue to consist of maintenance capital expenditures and expansion capital expenditures. Maintenance capital expenditures are cash expenditures (including expenditures for the addition or improvement to, or the replacement of, our capital assets or for the acquisition of existing, or the construction or development of new, capital assets) made to maintain our long-term operating income or operating capacity. Expansion capital expenditures include expenditures to acquire assets and expand existing facilities that increase throughput capacity on our pipelines, processing plants and crude oil logistics assets. Although historically we did not necessarily distinguish between maintenance capital expenditures and expansion capital expenditures in the same manner that we are required to under our partnership agreement subsequent to the closing of the IPO, for the nine months ended September 30, 2014 and 2013, we incurred approximately $1.2 million and $1.6 million, respectively, for maintenance capital expenditures and incurred approximately $6.9 million and $9.7 million, respectively, for expansion capital expenditures. Subsequent to the IPO from July 31, 2013 to September 30, 2013, we incurred $0.1 million of maintenance capital expenditures.
During the nine months ended September 30, 2014, expansion capital expenditures related to projects to expand the services offered at, and the capacity of, our Panola County processing facilities.
During the nine months ended September 30, 2013, expansion capital expenditures primarily related to the construction of our Oak Hill Lateral gathering line and the installation of molecular sieves at our Panola I processing facility.

OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a significant current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS
A summary of our contractual obligations as of September 30, 2014 is as follows:

In Thousands	2014	2015	2016	Thereafter	Total
Operating services agreements (1)	$136	$530	$478	$1,174	$2,318
Long-term debt (2)	—	—	—	11,000	11,000
Total	$136	$530	$478	$12,174	$13,318

(1)
Amounts relate to minimum payments for operating services agreements having initial or remaining non-cancellable lease terms in excess of one year, primarily relating to our crude oil logistics facilities.

(2)	$11.0 million was outstanding under our revolving credit facility at September 30, 2014 (see Note 6 "Long-Term Debt and Interest Expense"). Our revolving credit facility matures on July 31, 2017.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
As of September 30, 2014, there have been no significant changes to our critical accounting policies and estimates disclosed in the Annual Report on Form 10-K.
Our significant accounting policies are described in Note 2 to our audited consolidated and combined financial statements included in our Annual Report on Form 10-K. We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC, which requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Actual results could differ from those estimates. We consider the following policies to be the most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our financial condition and results of operations.
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
Contingencies
In the ordinary course of business, we may become party to lawsuits, administrative proceedings and governmental investigations, including environmental, regulatory and other matters. As of September 30, 2014, we did not have any material outstanding lawsuits, administrative proceedings or governmental investigations.
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

NEW ACCOUNTING STANDARDS
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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
We have exposure to changes in interest rates under our revolving credit facility. The credit markets have recently experienced historical lows in interest rates. As the overall economy strengthens, it is possible that monetary policy will tighten further, resulting in higher interest rates to counter possible inflation. Interest rates on floating rate credit facilities and future debt offerings could be higher than current levels, causing our financing costs to increase accordingly. For the three months ended September 30, 2014, a 10% change in the interest rate under our credit facility would have resulted in a nominal change in net income. We may use certain derivative instruments to hedge our exposure to variable interest rates in the future, but we do not currently have in place any risk management contracts.
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
Counterparty and Customer Credit Risk
For the three and nine months ended September 30, 2014, AES, Anadarko and Enterprise Products Partners L.P. (“Enterprise”), each accounted for more than 10% of our revenues. We have gathering and processing agreements with Anadarko and an NGL sales agreement with Enterprise with terms ranging from approximately one to five years. In addition, at the closing of the IPO, we entered into a three-year fee-based gathering and processing agreement with AES at our Panola County processing facilities. Under this agreement, AES pays us a fixed fee per Mcf (subject to an annual inflation adjustment) for gathering, treating, compression and processing services and a per gallon fixed fee for NGL transportation services. As these contracts expire, we will have to renegotiate extensions or renewals with these customers or replace the existing contracts with new arrangements with other customers. If any of these customers were to default on its contracts or if we were unable to renew our contracts with them on favorable terms, we may not be able to replace such customers in a timely fashion, on favorable terms or at all. In any of these situations, our revenues and cash flows and our ability to make cash distributions to our unitholders would be materially and adversely affected.
In addition, AES is our sole customer with respect to our crude oil logistics business, and we expect to continue to derive the substantial majority of our transloading revenues from AES. At the closing of the IPO, AES contracted for 100% of the operational capacity at our Wildcat and Big Horn facilities. On August 1, 2014, AES contracted for 100% of the operational capacity at our East New Mexico facility. Such concentration subjects us to increased risk in the case of nonpayment, nonperformance or nonrenewal by AES under the transloading services agreements that we entered into with AES. Any adverse developments concerning AES could materially and adversely affect our crude oil logistics business.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of the Partnership’s general partner performed an evaluation of the Partnership’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC and to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our general partner's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of the Partnership's general partner have concluded that the Partnership's disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Partnership’s internal control over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act during the third fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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
None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

3.1	Certificate of Limited Partnership of Marlin Midstream Partners, LP.	DRS	3.1	5/3/2013	377-00170
3.2	First Amended and Restated Agreement of Limited Partnership of Marlin Midstream Partners, LP dated as of July 31, 2013.	8-K	3.1	7/31/2013	001-36018
3.3	Certificate of Formation of Marlin Midstream GP, LLC	DRS	3.3	5/3/2013	377-00170
3.4	First Amended and Restated Limited Liability Company Agreement of Marlin Midstream GP, LLC	10-K/A	3.4	3/26/2014	001-36018
10.1	Amendment to Gas Gathering and Processing Agreement, dated as of August 22, 2014, by and between Marlin Midstream, LLC and Associated Energy Services, LP.	8-K	10.1	8/28/2014	001-36018
10.2	Guaranty, dated as of August 1, 2014, by NuDevco Partners Holdings, LLC in favor of Marlin Midstream Partners, LP and its subsidiaries and affiliates	8-K	10.1	8/7/2014	001-36018
10.3*	Contribution Agreement, dated as of July 30, 2014, by and between Marlin Midstream Partners, LP, NuDevco Midstream Development, LLC and Marlin Midstream GP, LLC.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32**	Certifications pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Document.
101.LAB*	XBRL Labels Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.

* Filed Herewith.
**Furnished Herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Marlin Midstream Partners, LP
By: Marlin Midstream GP, LLC,
its general partner

October 30, 2014	/s/ Amanda Bush
Amanda Bush
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

3.1	Certificate of Limited Partnership of Marlin Midstream Partners, LP.	DRS	3.1	5/3/2013	377-00170
3.2	First Amended and Restated Agreement of Limited Partnership of Marlin Midstream Partners, LP dated as of July 31, 2013.	8-K	3.1	7/31/2013	001-36018
3.3	Certificate of Formation of Marlin Midstream GP, LLC	DRS	3.3	5/3/2013	377-00170
3.4	First Amended and Restated Limited Liability Company Agreement of Marlin Midstream GP, LLC	10-K/A	3.4	3/26/2014	001-36018
10.1	Amendment to Gas Gathering and Processing Agreement, dated as of August 22, 2014, by and between Marlin Midstream, LLC and Associated Energy Services, LP.	8-K	10.1	8/28/2014	001-36018
10.2	Guaranty, dated as of August 1, 2014, by NuDevco Partners Holdings, LLC in favor of Marlin Midstream Partners, LP and its subsidiaries and affiliates	8-K	10.1	8/7/2014	001-36018
10.3*	Contribution Agreement, dated as of July 30, 2014, by and between Marlin Midstream Partners, LP, NuDevco Midstream Development, LLC and Marlin Midstream GP, LLC.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32**	Certifications pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Document.
101.LAB*	XBRL Labels Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.

* Filed Herewith.
**Furnished Herewith.