Form 10-Q
period 2015-03-31
Marlin Midstream Partners, LP
filed 2015-05-11
CIK 1575599

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Marlin Midstream Partners, LP
(Exact Name of Registrant as Specified in its Charter)

Delaware	001-36018	46-2627595
(State or Other Jurisdiction of Incorporation or Organization)	Commission file number	(I.R.S. Employer Identification Number)
	12377 Merit Drive Suite 300 Dallas, Texas	75251
	(Address of principal executive offices)	(Zip Code)
(972) 674-5200
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

Large accelerated filer ☐		Accelerated filer ☒

Non-accelerated filer ☐	(Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). Yes ☐ No ☑

The registrant had the following number of units outstanding as of May 8, 2015:

Class	Units Outstanding
Common Units	9,195,356
Subordinated Units	8,724,545

MARLIN MIDSTREAM PARTNERS, LP
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2015

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 (unaudited)	5

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2015 and 2014 (unaudited)	6

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014 (unaudited)	7

Condensed Consolidated Statements of Partners' Capital and Predecessor Parent Company Net Investment for the Three Months Ended March 31, 2015 (unaudited)	8

Notes to the Condensed Consolidated Financial Statements (unaudited)	9
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	28
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	38
Item 4. CONTROLS AND PROCEDURES	39
PART II. OTHER INFORMATION	40
Item 1. LEGAL PROCEEDINGS	40
Item 1A. RISK FACTORS	40
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	40
Item 3. DEFAULTS UPON SENIOR SECURITIES	38
Item 4. MINE SAFETY DISCLOSURES	38
Item 5. OTHER INFORMATION	38
Item 6. EXHIBITS	40
SIGNATURES	41

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

•	outages at the processing or fractionation facilities owned by us or third parties caused by mechanical failure and maintenance, construction and other similar activities;

•	actions taken by third-party operators, processors and transporters;

•	leaks or accidental releases of products or other materials into the environment, whether as a result of human error or otherwise;

•	the level and timing of our expansion capital expenditures and our maintenance capital expenditures;

•	the cost of acquisitions, if any;

•	the level of our general and administrative expenses, including reimbursements to our general partner and its affiliates for services provided to us;

•	our level of indebtedness, debt service requirements and other liabilities;

•	fluctuations in our working capital needs;

•	our ability to borrow funds and access capital markets;

•	restrictions contained in our debt agreements;

•	the amount of cash reserves established by our general partner; and

•	other business risks affecting our cash levels

The risk factors and other factors noted throughout or incorporated by reference in this report could cause our actual results to differ materially from those contained in any forward-looking statement. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

MARLIN MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except number of units)
 (unaudited)

	March 31, 2015	December 31, 2014

ASSETS
Current assets
Cash and cash equivalents	$5,479	$—
Accounts receivable	7,424	6,692
Other current assets	461	17
Total current assets	13,364	6,709

Property, plant, and equipment, net	407,323	215,636
Intangible assets, net	64,458	—
Goodwill	214,907	—
Other assets	3,529	4,392
TOTAL ASSETS	$703,581	$226,737

LIABILITIES, PARTNERS’ CAPITAL AND PREDECESSOR PARENT COMPANY NET INVESTMENT
Current liabilities
Accounts payable and accrued liabilities	$13,003	$5,163
Current portion of long-term debt allocated from the Azure Credit Agreement	—	7,102
Total current liabilities	13,003	12,265
Long-term liabilities
Long-term debt	182,771	127,831
Other long-term liabilities	411	—
Total liabilities	196,185	140,096
Partners' capital and predecessor parent company net investment
Common units (9,195,356 issued and outstanding as of March 31, 2015)	221,119	—
Subordinated units (8,724,545 issued and outstanding as of March 31, 2015)	209,269	—
General partner interest	7,008	—
Incentive distribution rights (100 issued and outstanding as of March 31, 2015)	70,000	—
Predecessor parent company net investment	—	86,641
Total partners’ capital and predecessor parent company net investment	507,396	86,641
TOTAL LIABILITIES, PARTNERS’ CAPITAL AND PREDECESSOR PARENT COMPANY NET INVESTMENT	$703,581	$226,737

See the accompanying notes to the condensed consolidated financial statements.

MARLIN MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
 (unaudited)

	Three Months Ended March 31,
	2015	2014

Operating Revenues:
Natural gas, NGLs and condensate revenue	$4,560	$9,832
Gathering, processing, transloading and other fee revenue	8,266	2,645
Total operating revenues	12,826	12,477
Operating Expenses:
Cost of natural gas, NGLs and condensate revenue	3,866	6,126
Operation and maintenance	2,838	2,313
General and administrative	2,410	1,192
Depreciation and amortization expense	2,548	1,293
Asset impairments	—	150
Total operating expenses	11,662	11,074
Operating income	1,164	1,403
Interest expense, net of amounts capitalized	2,369	2,656
Other income	—	2
Net loss before income tax expense	(1,205)	(1,251)
Income tax expense	64	36
Net loss	$(1,269)	$(1,287)

Net income (loss) per unit and distributions declared:
Net loss for the three months ended March 31, 2015	$(1,269)
Add (Deduct):
Net loss attributable to Marlin Midstream Predecessor for the period January 1, 2015 to February 28, 2015	(1,666)
Net income attributable to the Partnership for the period March 1, 2015 to March 31, 2015	397
Net income attributable to the General Partner for the period March 1, 2015 to March 31, 2015	(8)
Net income attributable to limited partners for the period March 1, 2015 to March 31, 2015	$389

Net income attributable to limited partner common units outstanding	$199
Weighted average number of limited partner common units outstanding	9,195,356
Net income per limited partner common unit - basic and diluted (1)	$0.02

Net income attributable to limited partner subordinated units outstanding	$190
Weighted average number of limited partner subordinated units outstanding	8,724,545
Net income per limited partner subordinated unit - basic and diluted (1)	$0.02

Distributions declared per limited partner common and subordinated unit	$0.37

(1) Net income per unit has been presented for the period March 1, 2015 to March 31, 2015, the period in which units were outstanding for accounting purposes (see Note 1).
See the accompanying notes to the condensed consolidated financial statements.

MARLIN MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,269)	$(1,287)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization expense	2,548	1,293
Amortization of deferred financing costs	288	281
Asset impairments	—	150
Changes in assets and liabilities, net of effects of business combination:
Accounts receivable	(1,631)	1,989
Other current assets	(5)	(40)
Accounts payable and accrued liabilities	(2,534)	(1,716)
Net cash (used in) provided by operating activities	(2,603)	670
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,398)	(2,222)
Cash received under aid in construction contracts	1,958	—
Assumed cash acquired in business combination	117,268	—
Net cash provided by (used in) investing activities	117,828	(2,222)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt under the Credit Agreement (See Note7)	2,000	—
Repayments of long-term debt under the Partnership's existing credit facility (See Note 7)	(15,000)	—
Allocated repayments of long-term debt under Azure Credit Agreement (See Note7)	—	(1,779)
Cash distribution related to the Transactions	(99,500)	—
Payment of deferred financing costs	—	(3)
Predecessor parent company net investment	2,754	3,334
Net cash (used in) provided by financing activities	(109,746)	1,552

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,479	—

CASH AND CASH EQUIVALENTS—Beginning of Period	—	—

CASH AND CASH EQUIVALENTS—End of Period	$5,479	$—

See the accompanying notes to the condensed consolidated financial statements.

MARLIN MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL AND
PREDECESSOR PARENT COMPANY NET INVESTMENT
(in thousands)
 (unaudited)

	General Partner Interest	Incentive Distribution Rights	Limited Partner		Predecessor Parent Company Net Investment	Total
			Common Units	Subordinated Units

Balance at December 31, 2014	—	—	—	—	86,641	86,641
Predecessor net loss for the period January 1, 2015 to February 28, 2015	—	—	—	—	(1,666)	(1,666)
Predecessor parent company net contribution for the period January 1, 2015 to February 28, 2015	—	—	—	—	2,754	2,754
Deemed contribution associated with the Transactions	—	—	—	—	126,481	126,481
Issuance of IDR Units in connection with the Transactions	—	63,000	—	—	—	63,000
Distribution made in connection with the Transactions	—	—	—	—	(162,500)	(162,500)
Allocation of Predecessor parent company net investment	—	—	26,562	25,148	(51,710)	—
Acquisition of Marlin Midstream Partners, LP	7,000	7,000	194,358	183,931	—	392,289
Net income for the period March 1, 2015 to March 31, 2015	8	—	199	190	—	397
Balance at March 31, 2015	$7,008	$70,000	$221,119	$209,269	$—	$507,396

See the accompanying notes to the condensed consolidated financial statements.

MARLIN MIDSTREAM PARTNERS, LP AND
MARLIN MIDSTREAM PREDECESSOR
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

General

In this report, the terms "Partnership," as well as the terms "our," "we," "us" and "its" are sometimes used as abbreviated references to Marlin Midstream Partners, LP itself or Marlin Midstream Partners, LP together with its consolidated subsidiaries, including the Marlin Midstream Predecessor. The term "Marlin Midstream Predecessor" is sometimes used to refer to the Azure Legacy gathering system entities and assets (the "Legacy System"), which has been deemed to be the predecessor of the Partnership for accounting and financial reporting purposes.
Organization and Description of Business

Marlin Midstream Partners, LP is a publicly traded Delaware master limited partnership that was formed by NuDevco Partners, LLC and its affiliates ("NuDevco") to develop, own, operate and acquire midstream energy assets. We currently offer (i) natural gas gathering, compression, dehydration, treating, processing, and hydrocarbon dew-point control and transportation services to producers, marketers and third-party pipeline companies through our gathering and processing business segment, and (ii) crude oil logistics services to Associated Energy Services, LP (“AES”), an affiliate, through our logistics business segment.

As of March 31, 2015, Azure Midstream Energy LLC, a Delaware limited liability company that is wholly owned by Azure Midstream Holdings LLC (collectively "Azure"), owned and controlled (i) our general partner, Marlin Midstream GP, LLC (the "General Partner"), through its ownership of a 1.96% general partner interest in us, and (ii) 90% of our IDR Units (as defined below). As of March 31, 2015, NuDevco owned (i) 1,939,265 of our common units, representing a 10.61% limited partner interest in us, (ii) 8,724,545 of our subordinated units, representing a 47.73% limited partner interest in us and (iii) 10% of our IDR Units (as defined below). As of March 31, 2015, the public owned 7,256,091 of our common units, representing a 39.70% limited partner interest in us. Azure, through its ownership of our General Partner, controls us and is responsible for managing our business and operations.

Sale of General Partner Interest and Contribution of the Marlin Midstream Predecessor

On February 27, 2015, we consummated a transaction agreement (the “Transaction Agreement”) by and amongst us, Azure, our General Partner, NuDevco and Marlin IDR Holdings Inc, LLC, a wholly-owned subsidiary of NuDevco (“IDRH”). The consummation of the Transaction Agreement resulted in Azure contributing the Marlin Midstream Predecessor to us, and Azure receiving $92.5 million in cash and acquiring 100% of the equity interests in our General Partner and 90% of our incentive distribution rights.

The Transaction Agreement occurred in the following steps:

•
we (i) amended and restated the Agreement of Limited Partnership of Marlin Midstream Partners, LP (the "Partnership Agreement") for the second time to reflect the unitization of all of our incentive distribution rights (as unitized, the “IDR Units”) and (ii) recapitalized the incentive distribution rights owned by IDRH into 100 IDR Units;

•	we redeemed 90 IDR Units held by IDRH in exchange for a payment of $63.0 million to IDRH (the “Redemption”);

•
Azure contributed the Marlin Midstream Predecessor to us through the contribution, indirectly or directly, of (i) all of the outstanding general and limited partner interests in Talco Midstream Assets, Ltd., a Texas limited liability company and subsidiary of Azure (“Talco”), and (ii) certain assets (the “TGG Assets”) owned by TGG Pipeline, Ltd., a Texas limited liability company and subsidiary of Azure ("TGG" and, collectively with Talco, "TGGT"), in exchange for aggregate consideration of $162.5 million, which was paid to Azure in the form of a cash payment of $99.5 million and in the form of the issuance of 90 IDR Units (the foregoing transaction, collectively, the “Contribution”); and

MARLIN MIDSTREAM PARTNERS, LP AND
MARLIN MIDSTREAM PREDECESSOR
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•
Azure purchased from NuDevco (i) all of the outstanding membership interests in our General Partner (the “GP Purchase”) for $7.0 million and (ii) an option to acquire up to 20% of each of the common units and subordinated units held by NuDevco as of the execution date of the Transaction Agreement (the “Option” and, together with the Redemption, Contribution and GP Purchase, the “Transactions”).

Marlin Midstream Predecessor

The Marlin Midstream Predecessor consists of approximately 658 miles of high-and low-pressure gathering lines and serves approximately 100,000 dedicated acres within the Harrison, Panola and Rusk counties in Texas and Caddo parish in Louisiana and currently serves the Cotton Valley formation, the Haynesville shale formation and the shallower producing sands in the Travis Peak formation. The Marlin Midstream Predecessor has access to seven major downstream markets, three third-party processing plants and our Panola County processing plants.

Azure

Azure is a midstream company with a focus on owning, operating, developing and acquiring midstream energy infrastructure in core producing areas in the United States. Azure currently provides natural gas gathering, compression, treating and processing services in northern Louisiana and east Texas in the Haynesville and Bossier Shale formations. Prior to the Transactions, Azure operated three main gathering systems: Holly, Center and Legacy. As described above, the Legacy System was contributed to us in connection with the Transactions. The two remaining gathering systems, Holly and Center, may potentially be available to us as future dropdown acquisitions, although Azure has no obligation to offer us these assets.

2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation

Marlin Midstream Partners, LP

The unaudited consolidated financial statements give effect to the business combination and the Transactions discussed above under the acquisition method of accounting, and the business combination has been accounted for in accordance with the applicable reverse merger accounting guidance. Azure acquired a controlling financial interest in us through the acquisition of our General Partner. As a result, the Marlin Midstream Predecessor is deemed to be the accounting acquirer of the Partnership because its parent company, Azure, obtained control of the Partnership through its control of the General Partner. Consequently, the Marlin Midstream Predecessor is deemed to be the predecessor of the Partnership for financial reporting purposes, and the historical financial statements of the Partnership have been recast and now reflect the Marlin Midstream Predecessor for all periods prior to the closing of the Transactions. The closing of Transactions occurred on February 27, 2015, and have been reflected in the consolidated financial statements of the Partnership using, for accounting purposes, a date of convenience of February 28, 2015 (the "Transactions Date"). The impact of recording the Transactions as of February 27, 2015 would not have been material to the condensed consolidated financial statements.

The Marlin Midstream Predecessor's assets and liabilities will retain their historical carrying values. Additionally, the Partnership's assets acquired and liabilities assumed by the Marlin Midstream Predecessor in the business combination will be recorded at their fair values measured as of the Transactions Date. The excess of the assumed purchase price of the Partnership over the estimated fair values of the Partnership's net assets acquired will be recorded as goodwill. The assumed purchase price or enterprise value of the Partnership has been determined using acceptable fair value methods, and is partially derived from the consideration Azure paid for the General Partner and 90 of the IDR Units. Additionally, because the Marlin Midstream Predecessor is reflected at Azure’s historical cost, the difference between the $162.5 million in consideration paid by the Partnership and Azure's historical carrying values (net book value) at the Transactions Date has been recorded as an increase to partners’ capital in the amount of $51.7 million.

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As noted above, the historical condensed financial statements of the Partnership have been recast to reflect the historical condensed financial statements of the Marlin Midstream Predecessor in accordance with the applicable accounting and financial reporting guidance. Therefore, the historical condensed financial statements are comprised of the statement of financial position and statement of operations of the Marlin Midstream Predecessor as of and for periods prior to

MARLIN MIDSTREAM PARTNERS, LP AND
MARLIN MIDSTREAM PREDECESSOR
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the Transactions Date. The historical condensed financial statements are also comprised of the consolidated statement of financial position and statement of operations of the Partnership, which includes the Marlin Midstream Predecessor, as of and for all periods subsequent to the Transactions Date.

In preparing financial statements in accordance with GAAP, management makes informed judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses. Management evaluates its estimates and related assumptions regularly, utilizing historical experience and other methods considered reasonable under the particular circumstances. Changes in facts and circumstances or additional information may result in revised estimates and actual results may differ from these estimates. Effects on the business, financial condition and results of operations resulting from revisions to estimates are recognized when the facts that give rise to the revision become known. The information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial statements. Operating results for the three months ended March 31, 2015 and 2014 are not necessarily indicative of the results which may be expected for the full year or for any interim period. The condensed consolidated financial statements include the accounts of the Partnership and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Certain information and note disclosures commonly included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. Accordingly, the accompanying condensed consolidated financial statements and notes should be read in conjunction with the Partnership’s annual report on Form 10-K for the year ended December 31, 2014 (the “Annual Report”). Management believes that the disclosures made are adequate to make the information not misleading.

Marlin Midstream Predecessor

The operating results and the majority of the assets and liabilities of the Marlin Midstream Predecessor have been specifically identified based on the existing divisional organization of Azure. Certain assets, liabilities and expenses presented in the carve‑out statements of financial position and statements of operations prior to the Transactions Date represent allocations and estimates of the costs of services incurred by Azure. These allocations and estimates were based on methodologies that management believes to be reasonable, and include items such as outstanding debt and related expenses associated with the Azure credit agreement and general and administrative expenses incurred by Azure on behalf of the Marlin Midstream Predecessor.

Revenues have been identified by contracts that are specifically identifiable to the Marlin Midstream Predecessor. Depreciation and amortization are based upon assets specifically identified to the Marlin Midstream Predecessor. Salaries, benefits and other general and administrative costs have been allocated to the Marlin Midstream Predecessor based on management’s use of a reasonable allocation methodology as such costs were historically not allocated to the Marlin Midstream Predecessor. Azure’s direct investment in the Marlin Midstream Predecessor is presented as Predecessor Parent Company Net Investment and includes the accumulated net earnings and accumulated net contributions from Azure, including allocated long‑term debt, interest expense and general and administrative expenses.

Significant Accounting Policies

During the first quarter of 2015, there was an update to our significant accounting policies described in our Annual Report as a result of the Transactions described above. The following serves to update our significant accounting policies and to provide our significant accounting policies effective before and after the Transactions Date.

Cash and Cash Equivalents

Cash and cash equivalents consist of all unrestricted demand deposits and funds invested in highly liquid instruments with original maturities of three months or less. We periodically assesses the financial condition of the institutions where these funds are held and believes that its credit risk is minimal.

The Marlin Midstream Predecessor utilized Azure’s centralized processes and systems for cash management, payroll, purchasing and expenditures. As a result, cash generated by and cash received by the Marlin Midstream Predecessor was deposited in and commingled with the general corporate funds of Azure and was not specifically allocated to the Marlin

MARLIN MIDSTREAM PARTNERS, LP AND
MARLIN MIDSTREAM PREDECESSOR
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Midstream Predecessor. The net results of these cash transactions between the Marlin Midstream Predecessor and Azure are reflected in Predecessor Parent Company Net Investment.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Trade accounts receivable arise from our natural gas gathering, compression, dehydration, treating, processing, and hydrocarbon dew-point control and transportation services and our crude oil logistics services. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the condensed consolidated statements of cash flows. The Partnership did not maintain an allowance for doubtful accounts as of March 31, 2015. The Marlin Midstream Predecessor had an immaterial allowance for doubtful accounts as of December 31, 2014. There were no write-offs of trade accounts receivable during the three month periods ended March 31, 2015 and 2014.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk are primarily trade accounts receivables. We perform ongoing credit evaluations of our customers’ financial condition. Declines in oil and gas prices have resulted in reductions in capital expenditure budgets of oil and gas exploration and development companies and could impact the financial condition of our customers.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation on property, plant and equipment is recorded on a straight-line basis for groups of property having similar economic characteristics over the estimated useful lives. Uncertainties that may impact these estimates include, but are not limited to, changes in laws and regulations relating to environmental matters, including air and water quality, restoration and abandonment requirements, economic conditions and supply, and demand in the area. When assets are placed into service, management makes estimates with respect to useful lives. However, subsequent events could cause a change in estimates, thereby impacting future depreciation amounts.

When items of property, plant and equipment are sold or otherwise disposed of, gains or losses are reported in the condensed consolidated statements of operations.

The Partnership capitalizes all construction-related direct labor and material costs, as well as indirect construction costs. Indirect construction costs include general engineering, insurance, taxes and the cost of funds used during construction. Capitalized interest is calculated by multiplying the Partnership’s monthly weighted average interest rate on outstanding debt by the amount of qualifying costs. After major construction projects are completed, the associated capitalized costs including interest are depreciated over the estimated useful life of the related asset. There was no capitalized interest recognized by the Partnership or the Marlin Midstream Predecessor during the three month periods ended March 31, 2015 and 2014.

Costs, including complete asset replacements and enhancements or upgrades that increase the original efficiency, productivity or capacity of property, plant and equipment, are also capitalized. In addition, certain of the Partnership’s plant assets require periodic and scheduled maintenance, such as overhauls. The cost of these scheduled maintenance projects are capitalized and depreciated on a straight-line basis until the next planned maintenance, which generally occurs every five years.
Costs for planned integrity management projects are expensed in the period incurred. The costs of repairs, minor replacements and maintenance projects, which do not increase the original efficiency, productivity or capacity of property, plant and equipment, are expensed as incurred.

Impairment of Long‑Lived Assets

Relevant accounting guidance requires long lived assets to be reviewed whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. In order to determine whether an impairment has occurred, we compare the net book value of the asset to the estimated undiscounted future net cash flows related to the asset. Our estimate of undiscounted cash flows is based on assumptions regarding the purchase and resale margins on natural gas, volume of gas or crude oil available to the asset, markets available to the asset, operating expenses, and prices of NGLs. The amount of availability of natural gas or crude oil to an asset is sometimes based on assumptions regarding a producer’s future drilling activity, which may be dependent in part on natural gas and crude oil prices. Projections of gas and oil volumes and

MARLIN MIDSTREAM PARTNERS, LP AND
MARLIN MIDSTREAM PREDECESSOR
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

future commodity prices are inherently subjective and contingent upon a number of variable factors. Any significant variance in any of the above assumptions or factors could materially affect our cash flows, which could require us to record an impairment of an asset.

If an impairment has occurred, the amount of the impairment is determined based on the expected future net cash flows discounted using a rate management believes a market participant would assume is reflective of the risk associated with achieving the underlying cash flows. There were no impairments recognized during the three months period ended March 31, 2015, and the Marlin Midstream Predecessor recognized a $0.2 million impairment during the three month period ended March 31, 2014 related to an adjustment of assets held for sale to their realizable fair value.

Intangible Assets

Intangible assets consist of the Partnership's existing customer relationships, and were identified as part of the purchase price allocation to the Partnership's assets acquired by the Marlin Midstream Predecessor. The customer relationship intangible assets are amortized on a straight-line basis over the expected period of benefit of the customer relationship, which we have concluded is a ten year period. The Marlin Midstream Predecessor had no such intangible assets.

Goodwill

Goodwill represents consideration paid in excess of the fair value of the identifiable assets acquired in a business combination. We evaluate goodwill for impairment on an annual basis, and whenever events or changes indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Goodwill is tested for impairment using a two-step quantitative test. The first step compares the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, the goodwill is not considered impaired. If the fair value of the reporting unit does not exceed the carrying amount of the reporting unit, the second step compares the implied fair value of goodwill to the carrying value of goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, the excess of the carrying value over the implied value is recognized as an impairment in the statement of operations.

Deferred Financing Costs

Financing costs incurred in connection with the issuance of debt are capitalized and amortized as interest expense under the effective interest method over the term of the related debt. The unamortized balance of deferred financing costs is included within other assets within the statement of financial position. The Partnership incurred $3.2 million in financing costs as a result of entering into the Credit Agreement, and these costs were deferred and will be amortized over the maturity period of the Credit Agreement (see Note 7). All deferred financing costs included within the Marlin Midstream Predecessor's statement of financial position have been allocated from Azure and are associated with the Azure Credit Agreement (see Note 7).

Segment Reporting

The Partnership's chief operating decision maker ("CODM") is the Chief Executive Officer of our General Partner. Our CODM evaluates the performance of our business by assessing our gathering and processing business segment and our logistics segment. Accordingly, the Partnership has two operating segments, gathering and processing and logistics, for financial reporting purposes.

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

MARLIN MIDSTREAM PARTNERS, LP AND
MARLIN MIDSTREAM PREDECESSOR
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

is paid a fixed fee based on the volume of the natural gas the Partnership gathers and processes, and recognizes revenues for its services in the month such services are performed. Substantially all of these fee-based agreements contain minimum volume commitments and annual inflation adjustments.

Under our commercial agreements that do not require us to deliver NGLs to the customer in kind, we provide NGL transportation services to our customers whereby we purchase the NGLs from the customer at an index price, less fractionation and transportation fees, and simultaneously sell the NGLs to third parties at the same index price, less fractionation fees. The revenue generated by these activities is offset by a corresponding cost of revenues that is recorded when we compensated the customer for its share of the NGLs.

Producers’ wells and other third-party gathering systems are connected to the Partnership’s gathering systems for delivery of natural gas to the Partnership’s processing and treating plants, where the natural gas is processed to extract NGLs and condensate or treated in order to satisfy downstream natural gas pipeline specifications. Under percentage of liquids (“POL”) arrangements, the Partnership retained a percentage of the liquids processed, and remits a portion back to the producer. Revenues are directly correlated to the commodity’s market value. POL contracts also include fee-based revenues for gathering and other midstream services. Under both fixed fee and POL arrangements, the counterparties’ share of NGLs, if not delivered as a commodity, is recorded as cost of revenues.

Under our keep-whole contracts, the Partnership is required to gather or purchase raw natural gas at current market rates. The volume of gas gathered or purchased is based on the measured volume at an agreed upon location (generally at the wellhead). The volume of gas redelivered or sold at the tailgate of the Partnership’s processing facility would be lower than the volume purchased at the wellhead primarily due to NGLs extracted through processing. The Partnership would make up or “keep the producer whole” for the condensate and NGL volumes through the delivery of or payment for a thermally equivalent volume of residue gas. The cost of these natural gas volumes is recorded as a cost of natural gas, NGLs and condensate revenue. The keep-whole contract conveyed an economic benefit to the Partnership when the combined value of the individual NGLs is greater in the form of liquids than as a component of the natural gas stream; however, the Partnership is adversely impacted when the value of the NGLs is lower as liquids than as a component of the natural gas stream. Certain contracts also included fee-based revenues for gathering and other midstream services. Cost of revenues were derived primarily from the purchase of natural gas, NGLs and condensates. There were no material costs categorized as cost of revenue directly identified with gathering, processing and other revenue.

The Marlin Midstream Predecessor's primary revenue producing activities are the sales of natural gas and NGLs purchased from third parties, for which the Marlin Midstream Predecessor takes title, and the sale of condensate liquids. Natural gas revenues arise from transactions that are completed under contracts with limited commodity price exposure, and the Marlin Midstream Predecessor elects the normal purchases and normal sales exemption on all such transactions for accounting purposes. The Marlin Midstream Predecessor receives a market price per barrel on our revenue from natural gas condensate liquids. The Marlin Midstream Predecessor recognizes the natural gas and condensate revenues and the associated purchases and expenses on a gross basis within its statement of operations. The cost of natural gas purchased from third parties is reported as a component of operating costs and expenses. Secondarily, the Marlin Midstream Predecessor earns gathering services and other fee revenues from the transportation, gathering, compression and treating of natural gas. These gathering services and other fees are generally provided on a fixed fee basis per unit based on the volumes (Mcf) or heating content (MMBtu) of natural gas.

Revenue from all services and activities are recognized when all of the following criteria are met: (i) persuasive evidence of an exchange arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable, and (iv) collectability is reasonably assured.

Accounts Payable and Accrued Liabilities

The Partnership's accounts payable and accrued liabilities as of March 31, 2015 consist of obligations arising during the normal course of the Partnership's business operations and are expected to be settled within a period of twelve months. The Marlin Midstream Predecessor's accounts payable and accrued liabilities as of December 31, 2014 primarily represents open invoices as of period end that are specifically identifiable to the Marlin Midstream Predecessor based on Azure's authorization for expenditures. Accrued liabilities are allocated to the Marlin Midstream Predecessor from Azure based on historical analysis of invoices by authorization for expenditures in the period of services rendered.

MARLIN MIDSTREAM PARTNERS, LP AND
MARLIN MIDSTREAM PREDECESSOR
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Fair Value of Financial Instruments

Accounting guidance requires the disclosure of the fair value of all financial instruments that are not otherwise recorded at fair value in the financial statements. The carrying amount of long-term debt reported within the condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014 approximates fair value, because of the variable rate nature of the long-term debt.The fair value of the debt is considered a Level 2 fair value measurement. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities reported within the condensed consolidated balance sheets approximate fair value due to the short-term nature of these items.

Transactions with Affiliates

In connection with the Transactions, we terminated our Omnibus Agreement, dated July 31, 2013 (the “Existing Omnibus Agreement”), by and between NuDevco, the General Partner and us (together with the General Partner, the “Partnership Parties”). NuDevco released each of the Partnership Parties, and each of the Partnership Parties released NuDevco, from any claims or liabilities arising from or under the terms of the Omnibus Agreement (other than any obligations under the Transaction Agreement).

Also in connection with the Transactions, we entered into an omnibus agreement (the “New Omnibus Agreement”) with the General Partner and Azure, pursuant to which, among other things, Azure will provide corporate, general and administrative services (the “Services”) on behalf of the General Partner and for our benefit and we are obligated to reimburse Azure and its affiliates for costs and expenses incurred by Azure and its affiliates in providing the Services on our behalf, including, but not limited to, administrative costs and the compensation costs of the employees of Azure and its affiliates that provide Services to us. The New Omnibus Agreement also provides us with a right of first offer on any proposed transfer of any assets owned by Azure or its subsidiaries as of January 14, 2015.

Asset Retirements Obligations

Applicable accounting guidance requires us to evaluate whether any future asset retirement obligations exist as of March 31, 2015 and December 31, 2014, and whether the expected retirement date of the related costs of retirement can be estimated. We have concluded that our natural gas gathering system assets, which include pipelines and processing and treating facilities, have an indeterminate life because they are owned and will operate for an indeterminate future period when properly maintained. A liability for these asset retirement obligations will be recorded only if and when a future retirement obligation with a determinable life is identified. The Partnership and the Marlin Midstream Predecessor have not recognized any asset retirement obligations as of March 31, 2015 and December 31, 2014 because we have no current intention of discontinuing use of any significant assets.

Environmental Expenditures

Our operations and the operations of the Marlin Midstream Predecessor are subject to various federal, state and local laws and regulations relating to the protection of the environment. Although we believe that we are in compliance with applicable environmental regulations, the risk of costs and liabilities are inherent in pipeline ownership and operation, and there can be no assurances that significant costs and liabilities will not be incurred by us.

Environmental expenditures related to operations that generate current or future revenues are expensed or capitalized, as appropriate. Liabilities are recorded when the necessity for environmental remediation or other potential environmental liabilities become probable and the costs can be reasonably estimated. Management is not aware of any contingent liabilities that currently exist with respect to environmental matters for either the Partnership or the Marlin Midstream Predecessor.

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

MARLIN MIDSTREAM PARTNERS, LP AND
MARLIN MIDSTREAM PREDECESSOR
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of expected future expenditures for environment remediation obligations are not discounted to their present value.

Income Taxes

The Partnership and the Marlin Midstream Predecessor are not taxable entities for U.S. federal income tax purposes or for the majority of states that impose an income tax. Therefore, income taxes are not levied at the entity level, but rather on the individual partners of the Partnership and the Marlin Midstream Predecessor. Accordingly, the accompanying condensed consolidated financial statements do not include a provision for federal and state income taxes. The Partnership and the Marlin Midstream Predecessor are subject to the Revised Texas Franchise Tax (“Texas Margin Tax”). The Texas Margin Tax is computed on modified gross margin, and is recorded as income tax expense in the condensed consolidated statements of operations. The Partnership and the Marlin Midstream Predecessor do not do business in any other state where a similar tax is applied. As of March 31, 2015 and December 31, 2014, the Partnership and the Marlin Midstream Predecessor had no liability recorded for unrecognized tax positions.

Parent Company Net Investment

Azure’s net investment in the operations of the Marlin Midstream Predecessor is presented as Predecessor parent company net investment within the statement of financial position. Parent company net investment represents the accumulated net earnings of the operations and the accumulated net contributions from Azure. Net contributions for the period January 1, 2015 to February 28, 2015 and the three months ended March 31, 2014 were primarily comprised of intercompany operations and maintenance expense, cash clearing and other financing activities, and debt and general and administrative costs allocations to the Marlin Midstream Predecessor. The Predecessor parent company net investment was eliminated upon the contribution of the Marlin Midstream Predecessor to the Partnership.

Net Income Per Unit

Net income per unit will be presented for the period from March 1, 2015 to March 31, 2015 as this is the period in which the Partnership's results of operations are included within net income. The Marlin Midstream Predecessor had no units and therefore net income per unit is not presented for periods in which net income consists only of the Marlin Midstream Predecessor.

Subsequent Events

Subsequent events have been evaluated through the date these financial statements are issued. Any material subsequent events that occurred prior to such date have been properly recognized or disclosed in the condensed consolidated and combined financial statements.

Recent Accounting Pronouncements

Accounting standard‑setting organizations frequently issue new or revised accounting rules and pronouncements. We regularly review new accounting rules and pronouncements to determine their impact, if any, on our financial statements.

In May 2014, the Financial Accounting Standards Board (FASB) and International Accounting Standards Board (IASB) jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP and International Financial Reporting Standards (IFRS). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The Partnership will be required to adopt this standard beginning in the first quarter of 2018. The adoption could have a significant impact on the consolidated financial statements, however management is currently unable to quantify the impact.

In April 2015, the FASB issued a new accounting standard that simplifies the presentation of debt issuance costs. The amended guidance requires that debt issuance costs related to a recognized debt liability be presented within the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Partnership will be

MARLIN MIDSTREAM PARTNERS, LP AND
MARLIN MIDSTREAM PREDECESSOR
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

required to adopt the guidance effective January 1, 2016. The standard will only affect the presentation of the Partnership's condensed consolidated balance sheet and does not affect any of the Partnership's other financial statements.

There are currently no other recent accounting pronouncements that have been issued that we believe will materially affect our consolidated financial statements.

3. PARTNERSHIP EQUITY AND DISTRIBUTIONS

Outstanding Units

Our general partner interests consisted of 357,935 general partner units as of March 31, 2015. As of March 31, 2015, the Partnership had common units outstanding of 9,195,356 and subordinated units outstanding of 8,724,545. Azure owned 100% of the interest in our general partner, representing an approximate 1.96% general partner interest in us, and 90 of our IDR Units. As of March 31, 2015, NuDevco owned (i) 1,939,265 of our outstanding common units, representing a 10.61% limited partner interest in us, (ii) all of our subordinated units, representing a 47.73% limited partner interest in us, and (iii) 10 of our IDR Units. As of March 31, 2015, the public owned 7,256,091 of our common units, representing a 39.70% limited partner interest in us.

Distributable Cash and Distributions

The Partnership Agreement, which was amended and restated for the second time on February 27, 2015 for, among other things, the Transactions, requires that within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date, as determined by our General Partner. We intend to make at least the minimum quarterly distribution of $0.35 per unit, or $1.40 per unit on an annual basis, to holders of our common and subordinated units, to the extent we have sufficient cash from our operations after the establishment of cash reserves and the payment of costs and expenses, including reimbursement of expenses to our General Partner. However, there is no guarantee that we will pay the minimum quarterly distribution on our units in any quarter.

The Partnership declared the following cash distributions to its unitholders of record for the periods presented:

In Thousands, except per-unit amounts	Total Quarterly	Total Cash	Date of
Quarter ended:	Distribution per Unit	Distribution (1)	Distribution
March 31, 2015	$0.370	$6,763	May 15, 2015
December 31, 2014	$0.365	$6,593	February 11, 2015
September 30, 2014	$0.365	$6,593	November 4, 2014
June 30, 2014	$0.360	$6,469	August 5, 2014
March 31, 2014	$0.355	$6,375	May 6, 2014
December 31, 2013	$0.350	$6,341	February 3, 2014
(1) Total distribution amount includes the distributions paid to our general partner and does not include the payment associated with the distribution equivalent rights ("DER") that accrue on all unvested phantom units that have been issued under our LTIP.

General Partner Interest

As of March 31, 2015, Azure owned 100% of our general partner interest. If we issue additional units, our General Partner has the right, but not the obligation, to contribute a proportionate amount of capital to us in order to maintain its general partner interest. The general partner interest, and the percentage of our cash distributions to which our General Partner is entitled from such interest, will be proportionately reduced if we issue additional units in the future (other than the issuance of common units upon conversion of outstanding subordinated units or the issuance of common units upon a reset of the incentive distribution rights) and our General Partner does not contribute a proportionate amount of capital to the Partnership in order to maintain its general partner interest. As of March 31, 2015, the general partner interest was the equivalent of 1.96% because our General Partner elected not to make a contribution in connection with the issuance of common units as a result of the vesting of awards under our long term incentive plan (See Note 11).

MARLIN MIDSTREAM PARTNERS, LP AND
MARLIN MIDSTREAM PREDECESSOR
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Incentive Distribution Rights Units

As of March 31, 2015, Azure owned 90 of our IDR Units and NuDevco owned 10 of our IDR Units. The IDR Units entitle the holder to receive an increasing percentage (13%, 23% and 48%) of quarterly distributions of available cash from operating surplus after the minimum quarterly distribution and certain target distribution levels have been achieved. The target distribution levels are defined within the Partnership Agreement as (i) the First Target Distribution of $0.4025 per unit per quarter, (ii) the Second Target Distribution of $0.4375 per unit per quarter and (iii) the Third Target Distribution of $0.5250 per unit per quarter. The maximum distribution of 48% does not include any distributions that our General Partner, Azure or NuDevco may receive on common, subordinated or general partner units that they own.

Common Units

Our common units represent limited partner interests in us. The holders of our common units are entitled to participate in distributions and are entitled to exercise the rights and privileges available to limited partners under our Partnership Agreement. Our partnership agreement provides that, during the Subordination Period (as defined in the Partnership Agreement), the common units have the right to receive distributions of available cash from operating surplus each quarter in an amount that is at least equal to $0.35 per common unit before any distributions of available cash from operating surplus may be made on the subordinated units.

Subordinated Units

Our subordinated units represent limited partner interests in us and convert to common units at the end of the Subordination Period (as defined within the Partnership Agreement). The principal difference between our common units and our subordinated units is that in any quarter during the Subordination Period, holders of the subordinated units are not entitled to receive any distribution of available cash until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. Subordinated units do not accrue arrearages.

4. NET INCOME PER UNIT
The Partnership's condensed consolidated statements of operations have been recast to reflect the Marlin Midstream Predecessor for periods prior to March 1, 2015 in accordance with applicable accounting and financial reporting guidance. The Marlin Midstream Predecessor had no units outstanding prior to the Transactions Date. Therefore, net income per unit will be presented for the period March 1, 2015 to March 31, 2015, which is the period the Partnership's results of operations are included within these condensed consolidated financial statements and the period in which the Partnership's units were reflected as outstanding within these condensed consolidated financial statements.
The Partnership’s net income for the period March 1, 2015 to March 31, 2015 is allocated to the General Partner and our limited partners in accordance with their respective ownership percentages and, when applicable, giving effect to the IDR Units. Basic and diluted net income per unit is calculated by dividing the partner’s interest in net income by the weighted average number of units outstanding during the period. There were no units or awards issued or outstanding during the period March 1, 2015 to March 31, 2015 that would be considered dilutive to the net income per unit calculation, and, therefore, basic and diluted net income per unit are the same for the period presented.

MARLIN MIDSTREAM PARTNERS, LP AND
MARLIN MIDSTREAM PREDECESSOR
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table illustrates the Partnership’s calculation of net income per unit for common and subordinated partner units for the period from March 1, 2015 to March 31, 2015:

In Thousands, except per unit data
Net loss for the three months ended March 31, 2015	$(1,269)
Add (Deduct):
Net loss attributable to Marlin Midstream Predecessor for the period January 1, 2015 to February 28, 2015	(1,666)
Net income attributable to the Partnership for the period March 1, 2015 to March 31, 2015	397
Net income attributable to the General Partner for the period March 1, 2015 to March 31, 2015	(8)
Net income attributable to limited partners for the period March 1, 2015 to March 31, 2015	$389

Net income attributable to limited partner common units outstanding	$199
Net income attributable to limited partner subordinated units outstanding	190
Limited partner interest in net income	$389

Net income per limited partner common unit - basic and diluted	$0.02
Net income per limited subordinated unit - basic and diluted	$0.02
Weighted average limited partner units outstanding - basic and diluted
Common units	9,195,356
Subordinated units	8,724,545
Total	17,919,901
5. ACQUISITION

Effective as of the Transactions Date, Azure contributed the Marlin Midstream Predecessor to the Partnership in exchange for aggregate consideration of $162.5 million, which was paid to Azure in the form of (i) $99.5 million in cash and (ii) the issuance of 90 of our IDR Units. The cash portion of the contribution was funded through borrowings under the Partnership's new senior secured revolving credit facility (See Note 7).

The Marlin Midstream Predecessor has been deemed to be the accounting acquirer of the Partnership in the business combination because its parent company, Azure, obtained control of the Partnership through the indirect control of the General Partner. Consequently, the Marlin Midstream Predecessor's assets and liabilities retained their historical carrying values. The Partnership's assets acquired and liabilities assumed by the Marlin Midstream Predecessor have been recorded at their fair values measured as of the Transactions Date. The excess of the assumed purchase price over the estimated fair values of the Partnership's net assets acquired have been recorded as goodwill. The assumed purchase price and fair value of the Partnership has been determined by using a combination of an income, market and cost valuation methodology and considered the evaluation of comparable company transactions, the Partnership's discounted future cash flows, the fair value of the Partnership's common units as of the Transactions Date and the consideration paid by Azure for the general partner interest and IDR Units. The purchase price allocation has been prepared on a preliminary basis pending receipt of a final valuation report and could be subject to change.

The property, plant and equipment of the Marlin Midstream Predecessor has been reflected at their historical net carrying value, which is greater than the consideration paid for the business. The excess of the historical carrying value over the consideration paid was $51.7 million and is reflected as an increase to Partners' Capital in the condensed consolidated statement of partners' capital. Additionally, the Partnership did not assume certain liabilities of the Marlin Midstream Predecessor as part of the Contribution, and, as a result, the amount of such liabilities not assumed is considered a deemed contribution within the statement of partners' capital.

The Partnership incurred $2.6 million in transaction related expenses prior to the Transactions Date as a result of the Transactions. These transaction related expenses were recognized by the Partnership when incurred in the periods prior to the Transactions Date, and therefore are not included within the results of operations presented within the condensed consolidated financial statements for the three months ended March 31, 2015.

MARLIN MIDSTREAM PARTNERS, LP AND
MARLIN MIDSTREAM PREDECESSOR
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For the period from March 1, 2015 to March 31, 2015, we recognized $5.3 million in revenues and $0.2 million in net income attributable to the Partnership's historical midstream assets.
The following table summarizes the assumed purchase price and fair value and the allocation to the assets acquired and liabilities assumes (in thousands):

Total assumed purchase price and fair value of Marlin Midstream Partners, LP	$392,289
The allocation of the assumed purchase price is as follows (in thousands):

Assumed purchase price allocation to Marlin Midstream Partners, LP:
Current Assets	$123,022
Property, plant and equipment	193,345
Identifiable intangible assets	65,000
Goodwill	214,907
Other assets	3,418
Current liabilities	(11,221)
Long-term debt	(195,771)
Other long-term liabilities	(411)
Total assumed consideration and fair value of Marlin Midstream Partners, LP	$392,289

Goodwill recognized from the business combination primarily relates to the value attributed to additional growth opportunities, synergies and operating leverage within the Partnership's areas of operation. The goodwill is allocated to our gathering and processing segment and our logistics segment. The assumed purchase price and fair values are preliminary and have been prepared with the assistance of our external fair value specialists, and represent management's best estimate of the enterprise value and fair values of the Partnership as of this date. The valuation and purchase price allocation is expected to be finalized by December 31, 2015.

Amendment to Transloading Services Agreements

Upon the closing of the Transactions, we entered into amendments to our (i) Wildcat Transloading Services Agreement associated with our transloading facility located in Carbon County, Utah, (ii) Big Horn Transloading Services Agreement associated with our transloading facility located in Big Horn County, Wyoming and (iii) our Ladder Transloading Services Agreement, all of which are transloading services agreements with AES. The amendments extend the minimum volume commitments associated with these services agreements until February 27, 2020, or an additional five years from the date of the amendment.

Transition Services Agreement

In connection with the closing of the Transactions, we entered into an agreement with NuDevco and its affiliates pursuant to which NuDevco has and will provide certain services to us with respect to the business and operations of the Partnership's existing midstream assets, including information technology, accounting, asset integrity, compliance management, and procurement services, for a period of two months following the closing of the Transactions. Expenses associated with the transition services agreement were $0.3 million for the three months ended March 31, 2015.

Unaudited Pro Forma Financial Information

The following unaudited pro forma condensed financial information for the three months ended March 31, 2015 and 2014, gives effect to the Transactions as if they had occurred on January 1, 2014. The unaudited pro forma condensed financial information has been included for comparative purposes only and is not necessary indicative of the results that might have occurred had the Transactions taken place on the dates indicated and is not intended to be a projection of future events. The pro forma adjustments for the periods presented consist of (i) adjustments to combine the Marlin Midstream Predecessor and the Partnership's historical results of operations for the periods, (ii) adjustments to interest expense to remove the previously recognized interest expense and include the interest expense associated with our Credit Agreement (see Note 7) and (iii)

MARLIN MIDSTREAM PARTNERS, LP AND
MARLIN MIDSTREAM PREDECESSOR
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

adjustments to depreciation and amortization expense attributable to adjustments recorded as a result of the purchase price allocation to the Partnership's assets and liabilities.

The following table presents the unaudited pro forma revenues, net (loss) income and basic and diluted net (loss) income per unit information for each period:

	Three Months Ended
	March 31, 2015	March 31, 2014
	(in thousands, expect per unit data)
Pro forma operating revenues	$22,687	$31,295
Pro forma net (loss) income	$(9,847)	$2,984
Pro forma net (loss) income attributable to limited partners	$(9,654)	$2,925
Pro forma net (loss) income per common unit - basic and diluted	$(0.54)	$0.16
The pro forma net loss for the three months ended March 31, 2015 includes expenses that were a direct result of the Transactions, including $4.2 million in compensation expense associated with the vesting of phantom unit awards issued under our long term incentive plan (see Note 11), $3.9 million in employee severance related expenses attributable to those employees who were not retained by the Partnership subsequent to the Transactions and $2.6 million in transaction expenses, including advisory, audit and legal fees. These expenses were recognized by the Partnership as they were incurred during the period from January 1, 2015 to February 27, 2015 and, as a result, the condensed consolidated financial statements presented in accordance with GAAP for the three months ended March 31, 2015 do not reflect such expenses incurred as a direct result of the Transactions.

6. PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL

Property, plant and equipment, net

Property, plant and equipment, net is comprised of the following as of each period presented:

In Thousands	Estimated Useful Lives (Years)	March 31, 2015	December 31, 2014

Gas processing and compression facilities	20	$152,710	$10,272
Gathering pipelines and related equipment	45	245,713	205,819
Buildings	30	2,729	2,058
Other depreciable assets	5 - 15	2,758	2,405
Total property, plant and equipment		403,910	220,554
Accumulated depreciation		(8,254)	(6,007)
Total		395,656	214,547
Construction in progress		2,199	881
Land and rights of way		9,468	208
Total property, plant and equipment, net		$407,323	$215,636

Depreciation expense was $2.5 million and $1.3 million for the three months ended March 31, 2015 and 2014, respectively.

MARLIN MIDSTREAM PARTNERS, LP AND
MARLIN MIDSTREAM PREDECESSOR
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Intangible assets, net

Intangible assets consist of the Partnership's existing customer relationships, and were identified as part of the purchase price allocation to the Partnership's assets acquired by the Marlin Midstream Predecessor. The customer relationship intangible assets are amortized on a straight-line basis over the expected period of benefit of the customer relationship, which we have concluded is a ten year period. The amortization expense, which is included within depreciation and amortization expense within the statement of operations, for the three months ended March 31, 2015 associated with the customer relationship intangible asset was $0.5 million. Amortization expense is expected to be $6.5 million annually over the ten year period. The Marlin Midstream Predecessor had no such intangible assets.

Goodwill

Goodwill represents the amount the assumed purchase price of the Partnership was in excess of the fair value of the Partnership's identifiable assets acquired in the business combination. We evaluate goodwill for impairment on an annual basis, and whenever events or changes indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. There were no impairments recognized during the three months ended March 31, 2015.

As of March 31, 2015, the Partnership recognized $214.9 million of goodwill related to the Partnership's existing midstream assets and operations. The Partnership has allocated $122.5 million of the goodwill to the gathering and processing segment and $92.4 million to the logistics segment.

7. LONG-TERM DEBT
Long-term debt consists of the following:

	March 31, 2015	December 31, 2014
	(In thousands)
Long-term debt associated with the Partnership's Credit Agreement	$182,771	$—
Long-term debt allocated to the Marlin Midstream Predecessor	—	134,933
Total debt	182,771	134,933
Less: Current portion of long-term debt allocated to the Marlin Midstream Predecessor	—	7,102
Total long-term debt	$182,771	$127,831

Credit Agreement

On February 27, 2015, we entered into a new senior secured revolving credit facility (the "Credit Agreement") with Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and SG Americas Securities, LLC (collectively, the “Lenders”). The Credit Agreement has a maturity date of February 27, 2018, and up to $250.0 million in commitments.

We immediately borrowed $180.8 million under the Credit Agreement, of which $99.5 million was used in connection with the Contribution, $63.0 million was used in connection with the Redemption, $15.0 million was used to repay the outstanding balance as of February 27, 2015 under our existing senior secured revolving credit facility and $3.2 million was used to pay fees and expenses associated with the Credit Agreement.

Borrowings under the Credit Agreement bear interest at (a) the LIBOR Rate (as defined in the Credit Agreement) plus an applicable margin of 2.75% to 3.75% or (b) the Base Rate (as defined in the Credit Agreement) plus an applicable margin of 1.75% to 2.75%, in each case, based on the Consolidated Total Leverage Ratio (as defined in the Credit Agreement).

All of the Partnership's domestic restricted subsidiaries guarantee our obligations under the Credit Agreement, and all such obligations are secured by a security interest in substantially all of our assets, in each case, subject to certain customary exceptions. The Credit Agreement contains affirmative and negative covenants customary for credit facilities of its size and nature that, among other things, limit or restrict our ability and the ability of our subsidiaries to (a) incur additional debt; (b) grant certain liens; (c) make certain investments; (d) engage in certain mergers or consolidations; (e) dispose of certain assets; (f) enter into certain types of transactions with affiliates; (g) make distributions, with certain exceptions, including the

MARLIN MIDSTREAM PARTNERS, LP AND
MARLIN MIDSTREAM PREDECESSOR
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

distribution of Available Cash (as defined in the partnership agreement) if no default or event of default exists. As of March 31, 2015, we were in compliance with all of our covenants associated with the Credit Agreement.

As of March 31, 2015, we had outstanding borrowings under the Credit Agreement of $182.8 million. Interest expense associated with the Credit Agreement was $0.6 million for the period March 1, 2015 to March 31, 2015. We incurred $3.2 million in financing costs in connection with the Credit Agreement, and these financing costs were deferred and classified within other long-term assets and will be amortized to interest expense and related charges over the maturity period of the Credit Agreement.

Marlin Midstream Predecessor Long-term Debt and Related Expenses Allocation

The Azure Credit Agreement, described further below, served as the sole borrowing agreement applicable for the Marlin Midstream Predecessor during the periods presented. In addition, substantially all of Azure’s subsidiaries, including the Marlin Midstream Predecessor, served as guarantors and pledgers with respect to the Azure Credit Agreement. The Marlin Midstream Predecessor’s long-term debt and related expense balances as of December 31, 2014 and for the period from January 1, 2015 to February 28, 2015 represent an allocation of its proportionate share of the Azure consolidated long-term debt presented in accordance with applicable accounting guidance. The allocation of long-term debt and related expense is based on the Marlin Midstream Predecessor's proportional carrying value of assets as a percentage of total assets financed by the Azure Credit Agreement.

In connection with entering into the Azure Credit Agreement, Azure incurred financing costs, which were deferred and amortized over the maturity period of the Azure Credit Agreement. These deferred financing costs have also been allocated to the Marlin Midstream Predecessor's balance sheet, included within other non-current assets, as of December 31, 2014. The Marlin Midstream Predecessor's interest expense allocation has also been calculated using a similar allocation methodology as long-term debt.

The weighted average long-term debt allocated to the Marlin Midstream Predecessor for the period January 1, 2015 to February 28, 2015 and the three month period ended March 31, 2014 was $134.9 million and $141.1 million, respectively. The interest expense allocated to the Marlin Midstream Predecessor for the period January 1, 2015 to February 28, 2015 and the three month period ended March 31, 2014 was $1.7 million and $2.7 million, respectively, of which $0.2 million and $0.3 million, respectively, was associated with the allocation of deferred financing cost amortization expense.

The allocation of long-term debt and related expenses to the Marlin Midstream Predecessor were in accordance with applicable accounting guidance, and the long-term debt and related expenses were not assumed by the Partnership as part of the Contribution. As a result, the allocation of long-term debt and related expenses is only applicable for the Marlin Midstream Predecessor historical periods presented.

Azure Credit Agreements

On November 15, 2013, Azure closed on a $550.0 million Senior Secured Term Loan B (the "TLB") maturing November 15, 2018, and a $50.0 million Senior Secured Revolving Credit Facility (the "Revolver" and collectively with the TLB, the "Azure Credit Agreement") with a maturity of November 15, 2017. Borrowings under the Azure Credit Agreement were unconditionally guaranteed, jointly and severally, by all of the Azure subsidiaries and are collateralized by first priority liens on substantially all of existing and subsequently acquired assets and equity. The Azure Credit Agreement weighted average interest rate for the period from January 1, 2015 to February 28, 2015 and the three months ended March 31, 2014 was 6.50%.

8. SEGMENT INFORMATION

The Partnership has two operating segments: (i) gathering and processing and (ii) logistics. Our CODM is the Chief Executive Officer of our General Partner, and our CODM monitors these two operating segments separately to evaluate the overall operational and financial performance of our business. These segments have been identified based on the differing products and services, regulatory environment, and expertise required for their respective operations.

The financial information for our operating segments has been presented as of March 31, 2015 and for the three months ended March 31, 2015. The Marlin Midstream Predecessor had one operating segment, and therefore operating segment financial information has not been presented for the three months ended March 31, 2014.

The following table presents financial information by segment for the three months ended March 31, 2015:

	Gathering &	Logistics	Corporate and	Marlin Midstream
	Processing		Consolidation	Partners, LP
	(In thousands)
Total revenues	$11,406	$1,420	$—	$12,826
Cost of revenues	3,866	—	—	3,866
Gross margin	7,540	1,420	—	8,960
Operation and maintenance	2,468	370	—	2,838
General and administrative	—	—	2,410	2,410
Depreciation expense	1,981	567		2,548
Operating income	3,091	483	(2,410)	1,164

Interest expense	—	—	2,369	2,369
Net income before tax	3,091	483	(4,779)	(1,205)
Income tax expense	—	—	64	64
Net income (loss)	$3,091	$483	$(4,843)	$(1,269)

The following table presents financial information by segment as of March 31, 2015:

	Gathering &	Logistics	Corporate and	Marlin Midstream
	Processing		Consolidation	Partners, LP
	(In thousands)
Assets:
Current assets	$6,064	$1,499	$5,801	$13,364
Property, plant and equipment, net	406,518	805	—	407,323
Intangible assets, net	—	64,458	—	64,458
Goodwill	122,497	92,410	—	214,907
Other assets	350	—	3,179	3,529
Total Assets	$535,429	$159,172	$8,980	$703,581

Liabilities and Partners’ Capital
Total current liabilities	$5,742	$236	$7,025	$13,003
Total long-term liabilities	—	—	183,182	183,182
Total Liabilities	5,742	236	190,207	196,185
Partners’ Capital	529,687	158,936	(181,227)	507,396
Total Liabilities and Partners’ Capital	535,429	159,172	8,980	703,581

9. COMMITMENTS AND CONTINGENCIES

The Partnership has reserve capacity at a third-party fractionator. If the Partnership fails to deliver 95% of the reserve capacity, the Partnership is obligated to pay a fixed fee. The maximum total fee is capped on an annual basis at $2.2 million through the end of the contract, which expires April 30, 2015. Under the fee-based commercial agreement with AES (See Note 10), the Partnership is reimbursed for a majority of any deficiency payments accrued under the reserved capacity agreement. The Partnership recorded $0.2 million of expense for the period from March 1, 2015 to March 31, 2015 of accrued deficiency

MARLIN MIDSTREAM PARTNERS, LP AND
MARLIN MIDSTREAM PREDECESSOR
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

payments under delivered volumes. The Partnership also received reimbursements for deficiency payments from AES of $0.1 million for the period March 1, 2015 to March 31, 2015.

From time to time, the Partnership may be involved in legal, tax, regulatory and other proceedings in the ordinary course of business. Management does not believe that the Partnership is a party to any litigation that will have a material impact on its financial condition or results of operations.

The Partnership and the Marlin Midstream Predecessor leases compression and treating equipment and these leases are accounted for as operating leases. Total rent expense for operating leases, including those with terms of less than one year, was $0.1 million and $0.3 million for the three months ended March 31, 2015 and 2014, respectively.

The Partnership and its subsidiaries are guarantors of the Credit Agreement as of March 31, 2015 (See Note 7).

10. TRANSACTIONS WITH AFFILIATES
From time to time, we enter into transactions with affiliated entities that are deemed affiliated entities because of common ownership. These affiliated entities include (i) Azure and its owners, affiliates and subsidiaries, including our General Partner and (ii) NuDevco and its affiliates and subsidiaries, including AES.
Revenues and cost of revenues
The Partnership has a fee-based commercial agreement with AES, requiring a minimum monthly volume commitment of 80 MMcf/d. The minimum volume commitment can be periodically increased at the election of AES. This agreement became effective August 1, 2013 and is a three-year agreement expiring on August 1, 2016. The Partnership’s results of operations for the period March 1, 2015 to March 31, 2015 include gathering, processing and other revenues attributable to AES in the amount of $2.1 million. The Partnership's results of operations for the period March 1, 2015 to March 31, 2015 also include the related cost of natural gas, NGLs and condensate attributable to the AES agreement in the amount of $0.5 million.
In connection with the Transactions, the Partnership entered into amendments to its (i) Wildcat Transloading Services Agreement associated with its transloading facility located in Carbon County, Utah, (ii) Big Horn Transloading Services Agreement associated with its transloading facility located in Big Horn County, Wyoming and (iii) Ladder Transloading Services Agreement, all of which are transloading services agreements with AES. The amendments extend the minimum volume commitments associated with these services agreements until February 27, 2020, or an additional five years from the date of the amendment. Included in the Partnership’s results of operations for the period March 1, 2015 to March 31, 2015 are transloading and other fee based revenues related to these agreements in the amount of $1.4 million.

The Marlin Midstream Predecessor provides midstream services to affiliates of Azure, and therefore these affiliates will also be considered affiliates of the Partnership subsequent to the Transactions. For the three months ended March 31, 2015 and 2014, the Marlin Midstream Predecessor recognized revenues from these affiliates in the amount of $0.1 million and $0.2 million, respectively.

Accounts receivable from and accounts payable to affiliates

The Partnership and the Marlin Midstream Predecessor had receivables due from these affiliates in the amount of $3.0 million and $0.1 million at March 31, 2015 and December 31, 2014, respectively. Receivables due from affiliates primarily related to the Partnership and the Marlin Midstream Predecessor's fee-based gathering and processing agreements, and the Partnership's fee-based transloading services agreement with AES. Payables to affiliates were $1.5 million at March 31, 2015. Payables to affiliates primarily related to settlements under the Partnership's gathering and processing agreements and reimbursement to an affiliate of NuDevco for certain general and administrative and operating costs under the Existing Omnibus Agreement with NuDevco.
Cost Allocations and Termination of Existing Omnibus Agreement and Entering into New Omnibus Agreement
In connection with the Transactions, the Partnership terminated its omnibus agreement, dated July 31, 2013 (the “Existing Omnibus Agreement”), by and between NuDevco and its affiliates, the General Partner and the Partnership (together with the General Partner, the “Partnership Parties”). NuDevco and its affiliates released each of the Partnership Parties, and each of the Partnership Parties released NuDevco and its affiliates, from any claims or liabilities arising from or under the terms of the Omnibus Agreement (other than any obligations under the Transaction Agreement).

MARLIN MIDSTREAM PARTNERS, LP AND
MARLIN MIDSTREAM PREDECESSOR
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Also in connection with the Transactions, the Partnership entered into an omnibus agreement (the “New Omnibus Agreement”) with the General Partner and Azure, pursuant to which, among other things:

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

For the period March 1, 2015 to March 31, 2015, the amount of such expenses, which is included within general and administrative expenses within the condensed consolidated statements of operations, was $0.4 million. These expenses are reimbursed by the Partnership to Azure and its affiliates. As of March 31, 2015, the Partnership had a liability, included within accounts payable and accrued liabilities, of $0.7 million owed to Azure for various expenses Azure incurred on behalf of the Partnership. In addition, Azure and its affiliates plan to allocate certain overhead costs associated with general and administrative services, including facilities, information services, human resources and other support departments to the Partnership. Where costs incurred on the Partnership’s behalf could not be determined by specific identification, the costs were primarily allocated to the Partnership based on percentage of departmental usage, wages or headcount. The Partnership believes these allocations are a reasonable reflection of the utilization of services provided. However, the allocations may not fully reflect the expenses that would have been incurred had the Partnership been a stand-alone company during the periods presented.

Substantially all of the Marlin Midstream Predecessor’s senior management are employed by Azure, and certain functions critical to the Marlin Midstream Predecessor's operations are centralized and managed by Azure. As a result, Azure's consolidated general and administrative expenses have been allocated to the Marlin Midstream Predecessor for the periods prior to March 1, 2015. The allocated general and administrative expenses from Azure were $1.4 million and $1.2 million for the three months ended March 31, 2015 and 2014, respectively. This allocation represents Azure’s best estimate of the general and administrative expenses incurred on behalf of the Marlin Midstream Predecessor and was determined after consideration of multiple operating metrics, including dedicated operating personnel, pipeline mileage and system throughput as a percentage of each total consolidated Azure’s operating metric. Management believes these allocations reasonably reflect the utilization of services provided and benefits received. The allocated costs are included within general and administrative expense in the statements of operations. See Note 7 for further discussion of the long-term debt and interest expense allocated to the Marlin Midstream Predecessor.

11. EQUITY BASED COMPENSATION

The board of directors of the Partnership’s general partner have adopted the Marlin Midstream Partners, LP 2013 Long-Term Incentive Plan ("LTIP"). Individuals who are and were eligible to receive awards under the LTIP include (1) employees of the Partnership, Azure and its affiliates, and NuDevco and its affiliates, (2) directors of the Partnership’s general partner, and (3) consultants. The LTIP provides for the grant of unit options, unit appreciation awards, restricted units, phantom units, distribution equivalent rights, unit awards, profits interest units, and other unit-based awards. The maximum number of common units issuable under the LTIP is 1,750,000.

The Partnership had 278,400 phantom unit awards outstanding immediately prior to the Transactions that had been awarded to certain employees of NuDevco and its affiliates who provide direct or indirect services to the Partnership pursuant to affiliate agreements.

MARLIN MIDSTREAM PARTNERS, LP AND
MARLIN MIDSTREAM PREDECESSOR
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

All of the phantom unit awards granted were considered non-employee equity based awards, issued to individuals who were not deemed to be employees of the Partnership. The applicable accounting guidance required that the phantom unit awards be remeasured at fair market value at each reporting period and amortized to compensation expense on a straight-line basis over the vesting period of the phantom units with a corresponding increase in a liability as management intended to settle the awards by allowing the recipient to choose between issuing the net amount of common units due, less common units equivalent to pay withholding taxes, due upon vesting with the Partnership paying the amount of withholding taxes due in cash or issuing the gross amounts of common units due with the recipient paying the withholding taxes. Distribution equivalent rights were accrued for each phantom unit award as the Partnership declares cash distributions and was recorded as a decrease in partners’ capital with a corresponding liability in accordance with the vesting period of the underlying phantom unit, which will be settled in cash when the underlying phantom units vest. The phantom units awarded to employees of NuDevco and its affiliates had vesting terms of five equal annual installments.

The acquisition of our General Partner by Azure resulted in a Change in Control Event (as defined in the LTIP) for the holders of our phantom units, and, as a result, all of the outstanding phantom units immediately vested as of the date of the Change in Control Event. As a result of the vesting of the phantom units, the Partnership immediately recognized compensation expense of $4.2 million and issued 196,108 common units. The Partnership was also required to make a cash payment of $1.9 million associated with the withholding taxes on these units and a cash payment of $0.2 million related to the distribution equivalent rights associated with these phantom units. The compensation expense has not been reflected within the Partnership's consolidated financial statements for the period from March 1, 2015 to March 31, 2015, but rather have been considered an expense incurred immediately prior to the Transactions and therefore is reflected within the Partnership's operating results prior to the business combination. The liability associated with the withholding tax and distribution equivalent rights payments were included within the liabilities assumed by the Marlin Midstream Predecessor as part of the business combination.

Azure, as our General Partner, plans to continue to operate under the LTIP in the future. However, there were no awards issued under the LTIP in connection with or immediately following the closing of the Transactions, and Azure, as our General Partner, has the ability to determine the terms and conditions of the awards issued under the LTIP, which may differ from those previously issued.

12. SUBSEQUENT EVENTS

On May 8, 2015, the Partnership announced that the board of directors of our General Partner declared a quarterly cash distribution of $0.37 per unit, or $1.48 on an annualized basis, to unitholders of record on May 11, 2015. The Partnership will pay the quarterly distribution to unitholders on May 15, 2015.

In April 2015, we filed a Registration Statement on Form S-3 with the SEC using a "shelf" registration process. Under the shelf registration process, we may over time, in one or more offerings, offer and sell any combination of the securities described in the prospectus, and the selling unitholders may, over time, in one or more offerings, offer and sell common units representing limited partner interests in us. We, together with Marlin Midstream Finance Corp., may offer and sell debt securities described in the prospectus. Marlin Midstream Finance Corp. may act as co-issuer of the debt securities, and certain direct or indirect subsidiaries of us may guarantee any debt securities offered, if and to the extent identified in the related prospectus supplement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Following the transactions described in further detail below, the Azure Legacy gathering system (the "Legacy System" or the "Marlin Midstream Predecessor") has been determined to be the historical predecessor of Marlin Midstream Partners, LP (the "Partnership") for financial reporting purposes. The Legacy System is considered the predecessor of the Partnership because Azure Midstream Energy LLC and Azure Midstream Holdings LLC (collectively, "Azure") obtained control of the Partnership through its acquisition of 100% of the ownership interest in Marlin Midstream GP, LLC, the sole general partner of the Partnership (the "General Partner").

The closing of Transactions occurred on February 27, 2015, and have been reflected in the consolidated financial statements of the Partnership using, for accounting purposes, a date of convenience of February 28, 2015 (the "Transactions Date"). The impact of recording the Transactions as of February 27, 2015 would not have been material to the information presented.

You should read this discussion and analysis of financial condition and results of operations in conjunction with the historical financial statements and accompanying notes included elsewhere in this report. All references in this section to the Marlin Midstream Predecessor, as well as the terms “our,” “we,” “us” and “its,” refer to the Legacy System when used in historical context or in reference to the periods prior to the Transactions Date. All references in this section to the Partnership, as well as the terms “our,” “we,” “us” and “its,” refer to Marlin Midstream Partners, LP, together with its consolidated subsidiaries, including the Legacy System, when used in the present or future tense and for periods subsequent to the Transactions Date.

OVERVIEW

We are a fee-based, growth-oriented Delaware limited partnership formed to develop, own, operate and acquire midstream energy assets. We currently provide natural gas gathering, compression, dehydration, treating, processing and hydrocarbon dew-point control and transportation services, which we refer to as our gathering and processing business segment, and crude oil transloading services, which we refer to as our logistics business segment.

On February 27, 2015, we completed the transactions (the “Transactions”) pursuant to a Transaction Agreement, dated January 14, 2015 (the “Transaction Agreement”), by and among us, Azure, the General Partner, NuDevco Partners, LLC and its affiliates ("NuDevco") and Marlin IDR Holdings, LLC, a Delaware limited liability company and wholly-owned subsidiary of NuDevco (“IDRH”). Pursuant to the Transaction Agreement, Azure contributed the Marlin Midstream Predecessor to us and Azure acquired all of the equity interests in our General Partner and 90% of our IDR Units (as defined below) from NuDevco.

The following transactions were consummated in connection with the closing of the Transactions (the “Closing”):

•
we amended and restated our limited partnership agreement to reflect the unitization of our incentive distribution rights (as unitized, the “IDR Units”) and we recapitalized the incentive distribution rights owned by IDRH into 100 IDR Units;

•	we redeemed 90 IDR Units held by IDRH in exchange for a payment of $63.0 million to IDRH (the “Redemption”);

•
Azure contributed the Marlin Midstream Predecessor to us through the contribution, indirectly or directly, of (i) all of the outstanding general and limited partner interests in Talco Midstream Assets, Ltd., a Texas limited liability company and subsidiary of Azure ("Talco"), and (ii) certain assets owned by TGG Pipeline, Ltd., a Texas limited liability company and subsidiary of Azure ("TGG" and, collectively with Talco, "TGGT"), in exchange for aggregate consideration of $162.5 million, which was paid to Azure in the form of (i) $99.5 million in cash and (ii) the issuance of 90 IDR Units (the foregoing transaction, collectively, the “Contribution”); and

•
Azure purchased from NuDevco (i) all of the outstanding membership interests in the General Partner for $7.0 million and (ii) an option to acquire up to 20% of our common and subordinated units held by NuDevco as of the execution date of the Transaction Agreement.

As of March 31, 2015, Azure owned and controlled (i) the General Partner, representing a 1.96% general partner interest in us, and (ii) 90% of our IDR Units. As of March 31, 2015, NuDevco owned (i) 1,939,265 of our common units, representing a 10.61% limited partner interest in us, (ii) 8,724,545 of our subordinated units, representing a 47.73% limited partner interest in us and (iii) 10% of our IDR Units (as defined below). As of March 31, 2015, the public owned 7,256,091 of our common units, representing a 39.70% limited partner interest in us. Azure, through its ownership of our General Partner, controls us and is responsible for managing our business and operations.

The following financial information gives effect to the business combination and the Transactions discussed above under the acquisition method of accounting, and the business combination has been accounted for in accordance with the applicable reverse merger accounting guidance. Azure acquired a controlling financial interest in us through the acquisition of our General Partner. As a result, the Marlin Midstream Predecessor is deemed to be the accounting acquirer of the Partnership because its parent company, Azure, obtained control of the Partnership through its control of our General Partner. Consequently, the Marlin Midstream Predecessor is deemed to be the predecessor of the Partnership for financial reporting purposes, and the historical financial statements of the Partnership have been recast and now reflect the Marlin Midstream Predecessor for all periods prior to the Transactions Date.

The Marlin Midstream Predecessor's assets and liabilities will retain their historical carrying values. Additionally, the Partnership's assets acquired and liabilities assumed by the Marlin Midstream Predecessor in the business combination will be recorded at their fair values measured as of the Transactions Date. The excess of the assumed purchase price of the Partnership over the estimated fair values of the Partnership's net assets acquired will be recorded as goodwill. The assumed purchase price or enterprise value of the Partnership has been determined using acceptable fair value methods, and is partially derived from the consideration Azure paid for our General Partner and 90% of our IDR Units. Additionally, because the Marlin Midstream Predecessor is reflected at Azure’s historical cost, the difference between the $162.5 million in consideration paid by the Partnership and Azure's historical carrying values (net book value) at the Transactions Date has been recorded as an increase to partners’ capital in the amount of $51.7 million. The assumed purchase price and fair values are preliminary and have been prepared with the assistance of our external fair value specialists, and represent management's best estimate of the enterprise value and fair values of the Partnership.

OUR ASSETS

Our assets and operations are organized into the following two operating segments:

Gathering and Processing Segment

Our gathering and processing segment consists primary of midstream natural gas assets, including: (i) two related natural gas processing facilities located in Panola County, Texas with an approximate design capacity of 220 MMcf/d, (ii) a natural gas processing facility located in Tyler County, Texas with an approximate design capacity of 80 MMcf/d, (iii) 723 miles of high-and low-pressure gathering lines that currently serve approximately 100,000 dedicated acres and have access to seven major downstream markets, our Panola County processing plants and three third-party processing plants and (iv) two NGL transportation pipelines with an approximate design capacity of 20,000 Bbls/d that connect our Panola County and Tyler County processing facilities to third party NGL pipelines.

Our primary gathering and processing segment assets are located in long-lived oil and natural gas producing regions in East Texas and gather and process NGL-rich natural gas streams associated with production primarily from the Cotton Valley Sands, Haynesville Shale, Austin Chalk and Eaglebine formations.

Logistics Segment

Our logistics segment consists of three crude oil transloading facilities: (i) our Wildcat facility located in Carbon County, Utah, where we currently operate one skid transloader and two ladder transloaders, (ii) our Big Horn facility located in Big Horn County, Wyoming, where we currently operate one skid transloader and one ladder transloader, and (iii) our East New Mexico facility located in Sandoval County, New Mexico, where we currently operate one skid transloader. Our transloaders are used to unload crude oil from tanker trucks and load crude oil into railcars and temporary storage tanks. Our facilities provide transloading services for production originating from well-established crude oil producing basins, such as the Uinta and Powder River Basins, which we believe are currently underserved by our competitors. Our skid transloaders each have a transloading capacity of 475 Bbls/hr, and our ladder transloaders each have a transloading capacity of 210 Bbls/hr.

FACTORS AFFECTING THE COMPARABILITY OF OUR OPERATING RESULTS

As described above, the Marlin Midstream Predecessor has been deemed to be the accounting acquirer of the Partnership in accordance with applicable business combination accounting guidance and, as a result, the historical financial statements of the Partnership have been recast to reflect the statement of position and results of operations of the Marlin Midstream Predecessor for periods prior to the Transactions Date. Therefore, the Partnership's future results of operations may not be comparable to the Marlin Midstream Predecessor's historical results of operations for the reasons described below.

Ownership

Azure controls us through its ownership of our General Partner, and Azure is now responsible for the management of the operations of our business. In connection with the closing of the Transactions, the Partnership terminated its Omnibus Agreement, dated July 31, 2013 (the “Existing Omnibus Agreement”), by and between NuDevco and its affiliates, the General Partner and the Partnership. Also in connection with the closing of the Transactions, the Partnership entered into an omnibus agreement (the “New Omnibus Agreement”) with the General Partner and Azure, pursuant to which, among other things:

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

The Partnership's future results of operations will be comprised of our gathering and processing business segment, including the Marlin Midstream Predecessor, and our logistics business segment. The future results of operations will also be under Azure management, as it will control our General Partner. As a result, the historical results of operations of the Marlin Midstream Predecessor will not be comparable to the Partnership's future results of operations.

Revenues

The revenues generated by the Partnership will consist of the revenues from the gathering and processing segment, including the Marlin Midstream Predecessor, and the logistics segment subsequent to the Transactions Date. The historical revenues included within the Partnership's financial statements prior to the Transactions Date will only be comprised of the Marlin Midstream Predecessor. The Marlin Midstream Predecessor's primary revenue producing activities are the sales of natural gas and NGLs and the sale of condensate liquids. The Marlin Midstream Predecessor also earns gathering services and other fee based revenues from the gathering, compression and treating of natural gas. The Partnership's revenues are primarily derived from natural gas processing and fees earned from its gathering, processing and transloading operations. Therefore, the future operating results will include incremental gathering, processing and other fee-based revenues compared with the historical revenues of the Marlin Midstream Predecessor.

General and Administrative Expenses

Under the New Omnibus Agreement, Azure has the ability to determine the Services and the amount of such Services it provides to the Partnership. These general and administrative expenses will not be comparable to the general and administrative expenses previously allocated to Marlin Midstream Predecessor from Azure. The Partnership's general and administrative expenses will also not be comparable to the historical Marlin Midstream Predecessor's general and administrative expenses because the Partnership's general and administrative expenses will include the expenses associated with being a publicly traded master limited partnership whereas the Marlin Midstream Predecessor was operated as a component of a private company.

Financing

In connection with the Transactions, the Partnership entered into a new senior secured revolving credit facility (the “Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and SG Americas Securities, LLC (collectively, the “Lenders”). The Credit Agreement has a maturity date of February 27, 2018 and up to $250.0 million in commitments. As a result, the Partnership's long-term debt and related charges will not be comparable to the Marlin Midstream Predecessor's historical long-term debt and related charges. We expect ongoing sources of liquidity to include cash generated from operations, our new Credit Agreement and additional issuances of debt and equity securities.

HOW WE EVALUATE OUR OPERATIONS

Our management uses a variety of financial and operational metrics to analyze the Partnership's performance. These metrics include (i) throughput volume, (ii) Adjusted EBITDA, (iii) operating expenses and (iv) capital spending.

Throughput Volume

The volume of natural gas and crude oil that we gather and transport depends on the level of production from natural gas and oil wells connected to our gathering systems and transloading facilities. Aggregate production volumes are impacted by the overall amount of drilling and completion activity because production must be maintained or increased by new drilling or other activity as the production rate of a natural gas and oil wells decline over time. Producers’ willingness to engage in new drilling is determined by a number of factors, the most important of which are the prevailing and projected prices of natural gas, oil and NGLs, the cost to drill and operate a well, the availability and cost of capital, and environmental and government regulations. We generally expect the level of drilling to positively correlate with long-term trends in commodity prices. Similarly, production levels nationally and regionally generally tend to positively correlate with drilling activity, and we actively monitor producer drilling activity in the areas served by our gathering systems and transloading facilities to pursue new supply opportunities.

We must continually obtain new supplies of natural gas and crude oil to maintain or increase the throughput volume on our systems and our transloading facilities. Our ability to maintain or increase existing throughput volumes and obtain new supplies of natural gas and crude oil is impacted by:

•	successful drilling activity within our dedicated acreage and areas of operations;

•	the level of work-overs and recompletions of wells on existing pad sites to which our gathering systems and transloading facilities are connected;

•	the number of new pad sites in our dedicated acreage awaiting lateral connections;

•	our ability to compete for volumes from successful new wells in the areas in which we operate outside of our existing dedicated acreage;

•	our ability to utilize the remaining uncommitted capacity on, or add additional capacity to, our gathering and processing systems and our transloading facilities;

•	our ability to gather natural gas and crude oil volumes that have been released from commitments with our competitors; and

•	our ability to acquire or develop new systems with associated volumes and contracts.

Adjusted EBITDA

We believe that Adjusted EBITDA is a widely accepted financial indicator of our operational performance and our ability to incur and service debt, fund capital expenditures and make distributions. Adjusted EBITDA is used as supplemental financial measures by management and external users of our financial statements, such as investors, commercial banks and research analysts, to assess the financial performance of our assets without regard to financing methods, capital structure or historical cost basis; our operating performance and return on capital as compared to those of other companies in the midstream energy sector, without regard to financing or capital structure; and the attractiveness of capital projects and acquisitions and the overall rates of return on alternative investment opportunities.

We define Adjusted EBITDA as net income (loss), plus interest expense, income tax expense, depreciation and amortization expense, certain non-cash charges (such as non-cash equity based compensation, impairments, gains and losses on the sale of assets), transaction-related costs and selected charges that are unusual and non-recurring; less interest income, income tax benefit and select gains that are unusual or non-recurring.

The following table presents a reconciliation of the non-GAAP financial measure of Adjusted EBITDA to the GAAP financial measure of net loss for the three months ended March 31, 2015:

Three Months Ended March 31, 2015
(In thousands)
Net loss	$(1,269)
Add (Deduct):
Interest expense and related charges	2,369
Income tax expense	64
Depreciation and amortization expense	2,548
Other adjustments (1)	763
Adjusted EBITDA	$4,475

(1) Other adjustments consists of non-recurring and non-cash items, including (i) non-recurring expenses associated with the Transactions and Transition Services Agreement between the Partnership and Azure and (ii) non-cash volumetric natural gas imbalance adjustments.

Adjusted EBITDA is not a financial measure presented in accordance with GAAP. We believe that the presentation of this non-GAAP financial measure will provide useful information to investors in assessing our financial condition and results of operations. The GAAP measure most directly comparable to Adjusted EBITDA is net income (loss). This measure should not be considered as an alternative to operating income, net income (loss), or any other measure of financial performance presented in accordance with GAAP. The non-GAAP financial measure has important limitations as an analytical tool because it excludes some but not all items that affect net income. You should not consider this non-GAAP financial measure in isolation or as a substitute for analysis of our results as reported under GAAP. Additionally, because the non-GAAP financial measure may be defined differently by other companies in our industry, our definition of may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

Operating Expenses

We seek to maximize the profitability of our operations in part by minimizing, to the extent appropriate, expenses directly tied to operating and maintaining our assets. Direct labor costs, repair and non-capitalized maintenance costs, integrity management costs, treating chemical costs, utilities and contract services are the most significant portion of our operating expenses. These expenses are largely dependent on the volumes delivered through our gathering systems, processing plants and transloading facilities, and these expenses may fluctuate depending on the type of activities, such as repairs and maintenance and integrity management, performed during a specific period.

Capital Spending

Our management seeks to effectively manage our maintenance capital expenditures, including turnaround costs. These capital expenditures relate to the maintenance and integrity of our pipelines and processing and transloading facilities. We capitalize the costs of major maintenance activities, or turnarounds, and depreciate the costs over the period until the next planned turnaround of the affected unit. We categorize maintenance capital expenditures as those that are made to maintain our asset base, operating capacity or operating income, or to maintain the existing useful life of any of our capital assets, in each case over the long term. Examples of maintenance capital expenditures are expenditures for the repair, refurbishment and replacement of our assets, to maintain equipment reliability, integrity and safety and to address environmental laws and regulations. In addition, we may designate a portion of our maintenance capital expenditures to connect new wells to maintain throughput to the extent such capital expenditures are necessary to maintain, over the long term, our operating capacity or operating income.

Expenditure levels will increase as pipelines age and require higher levels of inspection, maintenance and capital replacement. Expansion capital expenditures are cash expenditures to construct new midstream infrastructure, including those expenditures incurred in order to extend the useful lives of our assets, reduce costs, increase revenues, or increase system throughput or capacity from current levels. Examples of expansion capital expenditures include the construction, development or acquisition of additional gathering pipelines, compressor stations, processing plants, transloading facilities and new well connections, in each case to the extent such capital expenditures are expected to expand our operating capacity or operating income. In the future, if we make acquisitions that increase system throughput or capacity, the associated capital expenditures will also be considered expansion capital expenditures.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

The following table presents selected financial data for each of the three months ended March 31, 2015 and 2014.

In Thousands, except operating data	Three Months Ended March 31,
	2015	2014	Change

OPERATING REVENUES:
Natural gas, NGLs and condensate revenue	$4,560	$9,832	$(5,272)
Gathering, processing, transloading and other fee revenue	8,266	2,645	5,621
Total Operating Revenues	12,826	12,477	349
OPERATING EXPENSES:
Cost of natural gas, NGLs and condensate revenue	3,866	6,126	(2,260)
Operation and maintenance	2,838	2,313	525
General and administrative	2,410	1,192	1,218
Depreciation and amortization	2,548	1,293	1,255
Asset impairments	—	150	(150)
Total operating expenses	11,662	11,074	588
Operating income	1,164	1,403	(239)
Interest expense and related charges	2,369	2,656	(287)
Other income	—	2	(2)
Net loss before tax	$(1,205)	$(1,251)	$46
Income tax expense	64	36	28
Net loss	(1,269)	(1,287)	18

Key performance metrics:
Adjusted EBITDA (1)	4,475
Operating data:
Average throughput volumes of natural gas (MMcf/d)	158	182
Average volume of processed gas (MMcf/d) (2)	183
Transloading Facilities (Bbls/d) (2)	22,528

(1) Adjusted EBITDA is not a financial measure presented in accordance with GAAP. For a reconciliation of Adjusted EBITDA to its most directly comparable financial measure calculated and presented in accordance with GAAP, please see “How We Evaluate Our Operations.”

(2) The operating data presented is for the period March 1, 2015 to March 31, 2015, the period in which the Partnership is included within the consolidated financial results. The volumes reflect the minimum volume commitment under our fee-based contracts or actual throughput, whichever is greater.

Revenues

Natural gas, NGLs and condensate revenue decreased by $5.2 million to $4.6 million for the three months ended March 31, 2015, as compared to $9.8 million for the three months ended March 31, 2014. The decrease in natural gas, NGLs and condensate revenues was mainly attributed to the Marlin Midstream Predecessor, which recognized natural gas, NGLs and condensate revenues of $3.9 million for the three months ended March 31, 2015 compared to natural gas sales of $9.8 million for the three months ended March 31, 2014. The decrease in the Marlin Midstream Predecessor's natural gas, NGLs and condensate revenues was a result of declines in commodity prices period over period and a result of lower volumes period over period. The decrease in natural gas, NGLs and condensate revenues attributed to the Marlin Midstream Predecessor is offset by an increase of $0.7 million in natural gas, NGLs and condensate revenues attributed to the Partnership's historical midstream assets, which are included within the consolidated results of operations subsequent to the Transactions Date.

Gathering, processing, transloading and other fee revenue increased by $5.6 million to $8.3 million for the three months ended March 31, 2015, as compared to $2.7 million for the three months ended March 31, 2014. Of this increase, $4.6 million was attributable to the Partnership's historical midstream assets, which are included within the consolidated results of operations subsequent to the Transactions Date. The remaining increase of $1.0 million was attributable to the Marlin Midstream Predecessor.

Cost of Revenues

Cost of natural gas, NGLs and condensate revenue decreased by $2.2 million to $3.9 million for the three months ended March 31, 2015, as compared to $6.1 million for the three months ended March 31, 2014. The decrease in cost of natural gas, NGLs and condensate revenues was a result of lower commodity prices and volumes purchased period over period, and the decrease directly correlates to the decrease in natural gas, NGLs and condensate revenues for the period.

Operation and Maintenance Expense

Operation and maintenance expense increased by $0.5 million million to $2.8 million for the three months ended March 31, 2015, as compared to $2.3 million for the three months ended March 31, 2014. The increase in operations and maintenance expense was a result of a $1.3 million increase in operations and maintenance expense attributed to the Partnership's historical midstream assets, which are included within the condensed results of operations subsequent to the Transactions Date. The increase was offset by a decrease of $0.8 million in the Marlin Midstream Predecessor's operations and maintenance expense period over period, and was a result of lower compression rental, asset integrity management, and repairs and maintenance expenses.

General and Administrative Expense

General and administrative expense increased by $1.2 million to $2.4 million for the three months ended March 31, 2015, as compared to $1.2 million for the three months ended March 31, 2014. The increase in general and administrative expenses was mainly the result of $1.0 million in general and administrative expenses attributed to the Partnership's historical midstream assets, which are included within the condensed results of operations subsequent to the Transactions Date.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $1.2 million to $2.5 million for the three months ended March 31, 2015, as compared to $1.3 million for the three months ended March 31, 2014. The increase in depreciation and amortization expense was a result of $1.2 million in depreciation and amortization expense attributed to the Partnership's historical midstream assets, which were adjusted to fair value in connection with the business combination and are included within the condensed results of operations subsequent to the Transactions Date.

Interest Expense and Related Charges

Interest expense and related charges decreased by $0.3 million to $2.4 million for the three months ended March 31, 2015, as compared to $2.7 million for the three months ended March 31, 2014. The decrease in interest expense and related charges was a result of a $1.0 million decrease in interest expense and related charges that was allocated to the Marlin Midstream Predecessor period over period. The decrease in interest expense and related charges is offset by $0.7 million in interest expense and related charges attributed to the Partnership and the Credit Agreement, which are included within the condensed results of operations subsequent to the Transactions Date.

LIQUIDITY AND CAPITAL RESOURCES

We closely manage our liquidity and capital resources. The key variables we use to manage our liquidity requirements include our discretionary operation and maintenance expense, general and administrative expense, capital expenditures, Credit

Agreement capacity and availability, working capital levels, and the level of investments required to support our growth strategies.

We expect ongoing sources of liquidity to include cash generated from operations, our Credit Agreement and additional issuances of debt and equity securities. We believe that cash generated from these sources will be sufficient to sustain operations, to finance anticipated expansion plans and growth initiatives, and to make quarterly cash distributions on all of our outstanding units at our minimum quarterly distribution rate. However, in the event our liquidity is insufficient, we may be required to limit our spending on future growth plans or other business opportunities or to rely on external financing sources, including the issuance of additional debt and equity securities, to fund our growth.

For the quarter ended March 31, 2015, we intend to pay a minimum quarterly distribution of $0.37 per unit, which equates to $6.8 million, or approximately $27.2 million annually. However, other than the requirement in our partnership agreement to distribute all of our available cash each quarter, we have no obligation to make quarterly cash distributions in this or any other amounts and our general partner has considerable discretion to determine the amount of our available cash each quarter.

Credit Agreement

On February 27, 2015, we entered into the Credit Agreement whereby the lenders agreed to extend to us a senior secured revolving credit facility of up to $250 million. We immediately borrowed $180.8 million under the Credit Agreement, of which $165.8 million was used in connection with the Transactions and $15.0 million was used for the repayment and termination of our then-existing credit facility. Future drawings will be used for working capital, permitted acquisitions and capital expenditure, and other general corporate purposes. The maturity date of the Credit Agreement is February 27, 2018. We had outstanding borrowings under the Credit Agreement of $182.8 million as of March 31, 2015.

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

All of the Partnership's domestic restricted subsidiaries guarantee our obligations under the Credit Agreement, and all such obligations are secured by a security interest in substantially all of our assets, in each case, subject to certain customary exceptions. The Credit Agreement contains affirmative and negative covenants customary for credit facilities of its size and nature that, among other things, limit or restrict our ability and the ability of our subsidiaries to: (a) incur additional debt; (b) grant certain liens; (c) make certain investments; (d) engage in certain mergers or consolidations; (e) dispose of certain assets; (f) enter into certain types of transactions with affiliates; (g) make distributions, with certain exceptions, including the distribution of Available Cash (as defined in the partnership agreement) if no default or event of default exists. As of March 31, 2015, we were in compliance with all of our covenants associated with the Credit Agreement.

Capital Requirements

The midstream business is capital intensive and can require significant investment to maintain and upgrade existing operations, connect new wells to the system, organically grow into new areas and comply with environmental and safety regulations. Our capital requirements include maintenance capital expenditures and expansion capital expenditures. The Marlin Midstream Predecessor did not historically designate between maintenance capital expenditures and expansion capital expenditures, and therefore historical maintenance capital expenditures and expansion capital expenditures information has not been provided.

Based on current market conditions, we expect to be able to fund our activities for 2015 with cash flows generated from our operations, available cash on hand and borrowings under our Credit Agreement as well as accessing the capital markets for debt and equity capital. Our ability to pay distributions to our unitholders, and to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance, which will be affected by prevailing economic conditions in the industry and financial, business and other factors, some of which are beyond our control.

CASH FLOWS
Net cash flows provided by (used in) operating activities, investing activities and financing activities for the three months ended March 31, 2015 and 2014 were as follows:

In Thousands	Three Months Ended March 31,
	2015	2014	Change
Net cash provided by (used in):
Operating activities	$(2,603)	$670	$(3,273)
Investing activities	$117,828	$(2,222)	$120,050
Financing activities	$(109,746)	$1,552	$(111,298)
Operating Activities. Cash flows used in operations for the three months ended March 31, 2015 were $2.6 million compared to cash flows provided by operations of $0.7 million for the three months ended March 31, 2014. The change in cash flows from operations period over period is mainly attributed to a higher net loss recognized during the three months ended March 31, 2015 compared to the three months ended March 31, 2014, and a net use of cash from changes in operating assets and liabilities during the three months ended March 31, 2015 compared to a net source of cash from changes in operating assets and liabilities during the three months ended March 31, 2014.
Investing Activities. Cash flows provided by investing activities were $117.8 million for the three months ended March 31, 2015 compared to cash flows used in investing activities of $2.2 million for the three months ended March 31, 2014. The cash flows provided by investing activities for the three months ended March 31, 2015 were primarily associated with the $117.3 million in cash acquired in the business combination, which represents the net cash held by the Partnership immediately prior to the business combination. The net cash balance held by the Partnership immediately prior to the business combination was assumed to be the $180.8 million in cash borrowed under the Credit Agreement less the $63.0 million paid in connection with the redemption of 90 IDR Units from NuDevco. The cash flows used in investing activities during the three months ended March 31, 2014 were associated with capital expenditures incurred by the Marlin Midstream Predecessor during the period.
Financing Activities. Cash flows used in financing activities were $109.7 million for the three months ended March 31, 2015 compared to cash flows provided by financing activities of $1.6 million for the three months ended March 31, 2014. The cash flows used in financing activities for the three months ended March 31, 2015 were primarily associated with (i) the $99.5 million in cash distribution related to the Transactions and (ii) the $15.0 million repayment of long-term debt under the Partnership's existing credit facility, partially offset by (i) $2.0 million in borrowings under the new Credit Agreement during the period and (ii) $2.8 million in predecessor parent company net investment for the period January 1, 2015 to February 28, 2015. The cash flows provided financing activities for the three months ended March 31, 2014 were primarily associated with the $3.3 million in predecessor parent company net investment, partially offset by $1.8 million in allocated repayments of long-term debt under the Azure Credit Agreement.

OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a significant current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS
A summary of our contractual obligations as of March 31, 2015 is as follows:

In Thousands	2015	2016	2017	2018	2019	Thereafter	Total

Operating lease agreements (1)	$53	$30	$17	$15	$15	$390	$520
Long-term debt (2)	6,541	8,682	8,682	184,127	—	—	208,032
Total	$6,594	$8,712	$8,699	$184,142	$15	$390	$208,552

(1) The contractual obligations associated with operating lease agreements relate to various midstream property and equipment operating leases that are used in our gathering, processing and transloading operations and have terms of greater than one year.

(2) The contractual obligations associated with long-term debt and interest expense relate to obligations under our Credit Agreement. The Credit Agreement agreement has a maturity date of February 27, 2018, and we have assumed the outstanding borrowings as of March 31, 2015 will be paid at maturity. We have assumed a weighted average interest rate of 4.75% in determining the future interest obligations associated with the Credit Agreement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

During the first quarter of 2015, there was an update to our critical accounting policies described in our annual report on Form 10-K as a result of the Transactions described above and the resulting accounting and financial reporting impacts. The following serves to update our critical accounting policies.

Intangible Assets

Intangible assets consist of the Partnership's existing customer relationships, and were identified as part of the purchase price allocation to the Partnership's assets acquired by the Marlin Midstream Predecessor. The customer relationship intangible assets are amortized on a straight-line basis over the expected period of benefits of the customer relationship, which we have concluded is a ten year period.

Goodwill

Goodwill represents consideration paid in excess of the fair value of the identifiable assets acquired in a business combination. We evaluate goodwill for impairment on an annual basis, and whenever events or changes indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Goodwill is tested for impairment using a two-step quantitative test. The first step compares the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, the goodwill is not considered impaired. If the fair value of the reporting unit does not exceed the carrying amount of the reporting unit, the second step compares the implied fair value of goodwill to the carrying value of goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, the excess of the carrying value over the implied value is recognized as an impairment in the statement of operations.

Our Revenue Recognition Policies and Use of Estimates for Revenues and Expenses

In general, we recognize revenue from customers when all of the following criteria are met: persuasive evidence of an exchange arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectability is reasonably assured.

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
Item 3. Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

We have exposure to changes in interest rates under our new Credit Agreement. The credit markets continues to produce an environment of low interest rates. It is possible that monetary policy will tighten, resulting in higher interest rates to counter possible inflation. Interest rates on our Credit Agreement, which is under floating interest rates, and future debt offerings could be higher than current levels, causing our financing costs to increase accordingly. For the three months ended March 31, 2015, a 1% change in the interest rate under our Credit Agreement would have resulted in a $0.3 million change in interest expense.

Commodity Price Risk

Substantially all of our revenues and the related cost of natural gas, NGLs and condensate revenues will be generated under fee-based commercial agreements, the substantial majority of which will have minimum volume commitments. We believe these commercial arrangements will promote stable cash flows and minimal direct commodity price exposure. Accordingly, we have not entered into any derivative contracts to manage our exposure to commodity price risk, and, as a result of our limited exposure to commodity price risk under our fee-based commercial agreements, we do not plan to enter into hedging arrangements to manage such risk. Natural gas and NGL prices can affect our profitability indirectly by influencing the level of drilling and production activity by our producer customers, the willingness of our non-producer customers to purchase natural gas for processing and the volumes of natural gas delivered to us for processing by all of our customers.

Counterparty and Customer Credit Risk

For the three months ended March 31, 2015, the Marlin Midstream Predecessor and the Partnership had five customers that each accounted for more than 10% of our revenues. For the three months ended March 31, 2015, BP plc accounted for 19.6%, AES accounted for 17.8%, ConocoPhillips Corporation accounted for 15%, Anadarko Petroleum Company accounted for 12.9% and Texla Energy Management Inc. accounted for 10.2% of our revenues.

Our three-year fee-based gathering and processing agreement with AES at our Panola County processing facilities expires in July 2016. Under this agreement, AES pays us a fixed fee per Mcf (subject to an annual inflation adjustment) for gathering, treating, compression and processing services and a per gallon fixed fee for NGL transportation services. As this contract expires, we will have to renegotiate extensions or renewals with AES or replace the existing contract with new arrangements with other customers.

If any of the customers that account for more than 10% of our revenues were to default on their contract or if we were unable to renew a contract with them on favorable terms, we may not be able to replace such customers in a timely fashion, on favorable terms or at all. In any of these situations, our revenues and cash flows and our ability to make cash distributions to our unitholders would be materially and adversely affected.

In addition, AES is our sole customer with respect to our logistics business segment, and we continue to derive the substantial majority of our transloading revenues from AES. AES is contracted for 100% of the operational capacity at our Wildcat, Big Horn and East New Mexico facilities. Such concentration subjects us to increased risk in the case of nonpayment, nonperformance or nonrenewal by AES under the transloading services agreements that we entered into with AES. Any adverse developments concerning AES could materially and adversely affect our logistics business. In connection with the Transactions, we entered into amendments to these transloading services agreements with AES and extended the terms of the service agreements until February 27, 2020, or an additional five years from the date of the amendment. Additionally, as part of the Transactions, AES pledged $15.0 million as collateral in support of a letter of credit facility on behalf of the logistics business segment. We have the ability to access the letter of credit in the event of nonpayment or nonperformance by AES.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of our General Partner performed an evaluation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC and to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our General Partner's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner have concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Partnership’s internal control over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act during the first fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any legal, regulatory or administrative proceedings other than proceedings arising in the ordinary course of our business. Management believes that there are no such proceedings for which final disposition could have a material adverse effect on our financial condition, results of operations or cash flows, or for which disclosure is required by Item 103 of Regulation S-K.

Item 1A. Risk Factors.

Security holders and potential investors in our securities should carefully consider the risk factors set forth under Part I. Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2014. There has been no material change in our risk factors from those described in the Annual Report on Form 10-K. These risks are not the sole risks for investors. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

2.1	Transaction Agreement, dated as of January 14, 2015, by and among Azure Midstream Energy LLC, Marlin Midstream Partners, LP, Marlin Midstream GP, LLC, Marlin IDR Holding, LLC and NuDevco Midstream Development, LLC.	8-K	2.1	1/20/2015	001-36018
3.1	Certificate of Limited Partnership of Marlin Midstream Partners, LP.	DRS	3.1	5/3/2013	377-00170
3.2	Second Amended and Restated Agreement of Limited Partnership of Marlin Midstream Partners, LP dated as of February 27, 2015.	8-K	3.2	3/5/2015	001-36018
3.3	Certificate of Formation of Marlin Midstream GP, LLC.	DRS	3.3	5/3/2013	377-00170
10.5	Omnibus Agreement, dated February 27, 2015, by and among Azure Midstream Energy LLC, Marlin Midstream Partners, LP and Marlin Midstream GP, LLC.	8-K	10.1	3/5/2015	001-36018
10.6	Credit Agreement, dated February 27, 2015, between Marlin Midstream Partners, LP, as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lender and agent parties thereto.	8-K	10.6	3/5/2015	001-36018
10.17	Registration Rights Agreement, dated February 27, 2015, by and between Marlin Midstream Partners, LP and NuDevco Midstream Development, LLC.	8-K	10.2	3/5/2015	001-36018
10.18	Amendment to Wildcat Transloading Services Agreement, dated February 27, 2015, by and between Marlin Logistics, LLC and Associated Energy Services, LP.	8-K	10.2	3/5/2015	001-36018
10.19	Amendment to Ladder Transloading Services Agreement, dated February 27, 2015, by and between Marlin Logistics, LLC and Associated Energy Services, LP.	8-K	10.2	3/5/2015	001-36018
10.2	Amendment to Big Horn Transloading Services Agreement, dated February 27, 2015, by and between Marlin Logistics, LLC and Associated Energy Services, LP.	8-K	10.2	3/5/2015	001-36018
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32*	Certifications pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Document.
101.LAB*	XBRL Labels Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.
* Filed Herewith.
**Furnished Herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Marlin Midstream Partners, LP
By: Marlin Midstream GP, LLC,
The General Partner of Marlin Midstream Partners, LP

May 11, 2015	/s/ Eric T. Kalamaras
Eric T. Kalamaras
Chief Financial Officer of Marlin Midstream GP, LLC (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

2.1	Transaction Agreement, dated as of January 14, 2015, by and among Azure Midstream Energy LLC, Marlin Midstream Partners, LP, Marlin Midstream GP, LLC, Marlin IDR Holding, LLC and NuDevco Midstream Development, LLC.	8-K	2.1	1/20/2015	001-36018
3.1	Certificate of Limited Partnership of Marlin Midstream Partners, LP.	DRS	3.1	5/3/2013	377-00170
3.2	Second Amended and Restated Agreement of Limited Partnership of Marlin Midstream Partners, LP dated as of February 27, 2015.	8-K	3.2	3/5/2015	001-36018
3.3	Certificate of Formation of Marlin Midstream GP, LLC.	DRS	3.3	5/3/2013	377-00170
10.5	Omnibus Agreement, dated February 27, 2015, by and among Azure Midstream Energy LLC, Marlin Midstream Partners, LP and Marlin Midstream GP, LLC.	8-K	10.1	3/5/2015	001-36018
10.6	Credit Agreement, dated February 27, 2015, between Marlin Midstream Partners, LP, as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lender and agent parties thereto.	8-K	10.6	3/5/2015	001-36018
10.17	Registration Rights Agreement, dated February 27, 2015, by and between Marlin Midstream Partners, LP and NuDevco Midstream Development, LLC.	8-K	10.2	3/5/2015	001-36018
10.18	Amendment to Wildcat Transloading Services Agreement, dated February 27, 2015, by and between Marlin Logistics, LLC and Associated Energy Services, LP.	8-K	10.2	3/5/2015	001-36018
10.19	Amendment to Ladder Transloading Services Agreement, dated February 27, 2015, by and between Marlin Logistics, LLC and Associated Energy Services, LP.	8-K	10.2	3/5/2015	001-36018
10.20	Amendment to Big Horn Transloading Services Agreement, dated February 27, 2015, by and between Marlin Logistics, LLC and Associated Energy Services, LP.	8-K	10.2	3/5/2015	001-36018
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32*	Certifications pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Document.
101.LAB*	XBRL Labels Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.

* Filed Herewith.
**Furnished Herewith.