Form 10-Q
period 2015-06-30
AZURE MIDSTREAM PARTNERS, LP
filed 2015-08-10
CIK 1575599

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Azure Midstream Partners, LP
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

Large accelerated filer ☐		Accelerated filer ☒

Non-accelerated filer ☐	(Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). Yes ☐ No ☑

The registrant had the following number of units outstanding as of August 3, 2015:

Class	Units Outstanding
Common Units	12,788,878
Subordinated Units	8,724,545

AZURE MIDSTREAM PARTNERS, LP
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2015

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014	4
Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2015 and 2014 (unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014 (unaudited)	6
Condensed Consolidated Statements of Partners' Capital and Predecessor Parent Company Net Investment for the Six Months Ended June 30, 2015 (unaudited)	7
Notes to the Condensed Consolidated Financial Statements (unaudited)	8
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	28
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	41
Item 4. CONTROLS AND PROCEDURES	42
PART II. OTHER INFORMATION	43
Item 1. LEGAL PROCEEDINGS	43
Item 1A. RISK FACTORS	43
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	43
Item 3. DEFAULTS UPON SENIOR SECURITIES	43
Item 4. MINE SAFETY DISCLOSURES	43
Item 5. OTHER INFORMATION	43
Item 6. EXHIBITS	44
SIGNATURES	45

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

AZURE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except number of units)

	(unaudited)
	June 30, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$5,179	$—
Accounts receivable, net	12,091	6,692
Other current assets	628	17
Total current assets	17,898	6,709

Property, plant, and equipment, net	404,020	215,636
Intangible assets, net	62,833	—
Goodwill	215,758	—
Other assets	3,437	4,392
TOTAL ASSETS	$703,946	$226,737

LIABILITIES, PARTNERS’ CAPITAL AND PREDECESSOR PARENT COMPANY NET INVESTMENT
Current liabilities:
Accounts payable and accrued liabilities	$8,409	$5,163
Current portion of long-term debt allocated from the Azure Credit Agreement	—	7,102
Total current liabilities	8,409	12,265
Long-term debt	142,951	127,831
Deferred income taxes	1,037	—
Total liabilities	152,397	140,096
Partners' capital and predecessor parent company net investment:
Common units (12,695,356 issued and outstanding as of June 30, 2015)	266,330	—
Subordinated units (8,724,545 issued and outstanding as of June 30, 2015)	207,265	—
General partner interest	7,954	—
Incentive distribution rights (100 issued and outstanding as of June 30, 2015)	70,000	—
Predecessor parent company net investment	—	86,641
Total partners’ capital and predecessor parent company net investment	551,549	86,641
TOTAL LIABILITIES, PARTNERS’ CAPITAL AND PREDECESSOR PARENT COMPANY NET INVESTMENT	$703,946	$226,737

See the accompanying notes to the condensed consolidated financial statements.

AZURE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Operating Revenues:
Natural gas, NGLs and condensate revenue	$5,493	$10,786	$10,053	$20,618
Gathering, processing, transloading and other fee revenue	15,973	3,512	24,239	6,157
Total operating revenues	21,466	14,298	34,292	26,775
Operating Expenses:
Cost of natural gas and NGLs	4,139	7,697	8,005	13,823
Operation and maintenance	3,789	1,979	6,627	4,292
General and administrative	3,977	1,095	6,387	2,287
Depreciation and amortization expense	5,233	1,334	7,781	2,627
Asset impairments	—	—	—	150
Total operating expenses	17,138	12,105	28,800	23,179
Operating income	4,328	2,193	5,492	3,596
Interest expense	1,980	2,604	4,349	5,260
Other income	—	—	—	(2)
Net income (loss) before income tax expense	2,348	(411)	1,143	(1,662)
Income tax expense	646	40	710	76
Net income (loss)	$1,702	$(451)	$433	$(1,738)

Net income per unit and distributions declared:
Net income	$1,702		$433
Less: net loss attributable to Marlin Midstream Predecessor for the period January 1, 2015 to February 28, 2015	—		(1,666)
Net income attributable to the Partnership (1)	1,702		2,099
Less: Net income attributable to the General Partner (1)	33		41
Net income attributable to limited partners	$1,669		$2,058

Net income attributable to limited partner common units outstanding	$871		$1,070
Net income attributable to limited partner subordinated units outstanding	$798		$988
Net income per limited partner common and subordinated units - basic and diluted (1)	$0.09		$0.11
Weighted average number of limited partner common units outstanding	9,541,510		9,453,553
Weighted average number of limited partner subordinated units outstanding	8,724,545		8,724,545
Distributions declared per limited partner common and subordinated units	$0.37		$0.74
(1) For the six months ended June 30, 2015, net income per unit has been presented for the period March 1, 2015 to June 30, 2015, the period in which units were outstanding for accounting purposes (see Note 1).

See the accompanying notes to the condensed consolidated financial statements.

AZURE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$433	$(1,738)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization expense	7,781	2,627
Amortization of deferred financing costs	560	564
Asset impairments	—	150
Deferred income taxes	626	—
Gas imbalance mark-to-market	135	—
Changes in assets and liabilities, net of effects of business combination:
Accounts receivable	(6,315)	1,458
Other current assets	(172)	(29)
Accounts payable and accrued liabilities	(7,123)	(675)
Net cash (used in) provided by operating activities	(4,075)	2,357
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,703)	(2,737)
Cash received under aid in construction contracts	1,958	—
Assumed cash acquired in business combination	117,268	—
Net cash provided by (used in) investing activities	117,523	(2,737)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt under the Credit Agreement (See Note7)	9,500	—
Proceeds from public offering	48,332	—
Repayments of long-term debt under the Partnership's existing credit facility (See Note 7)	(15,000)	(3,550)
Repayments of long-term debt under the Credit Agreement (See Note 7)	(47,320)	—
Cash distribution related to the Transactions	(99,500)	—
Distribution to unitholders	(6,763)	—
Payment of deferred financing costs	(272)	(48)
Predecessor parent company net investment	2,754	3,978
Net cash (used in) provided by financing activities	(108,269)	380

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,179	—

CASH AND CASH EQUIVALENTS—Beginning of Period	—	—

CASH AND CASH EQUIVALENTS—End of Period	$5,179	$—
See the accompanying notes to the condensed consolidated financial statements.

AZURE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL AND
PREDECESSOR PARENT COMPANY NET INVESTMENT
(in thousands)
 (unaudited)

	General Partner Interest	Incentive Distribution Rights	Limited Partner		Predecessor Parent Company Net Investment	Total
			Common Units	Subordinated Units

Balance at December 31, 2014	$—	$—	$—	$—	$86,641	$86,641
Predecessor net loss for the period January 1, 2015 to February 28, 2015	—	—	—	—	(1,666)	(1,666)
Predecessor parent company net contribution for the period January 1, 2015 to February 28, 2015	—	—	—	—	2,754	2,754
Deemed contribution associated with the Transactions	—	—	—	—	126,481	126,481
Issuance of IDR Units in connection with the Transactions	—	63,000	—	—	—	63,000
Distribution made in connection with the Transactions	—	—	—	—	(162,500)	(162,500)
Allocation of Predecessor parent company net investment	—	—	26,562	25,148	(51,710)	—
Acquisition of Marlin Midstream Partners, LP	7,034	7,000	194,780	184,357	—	393,171
Public offering of common units	1,012		47,320			48,332
Quarterly distribution to unitholders	(133)	—	(3,402)	(3,228)	—	(6,763)
Net income for the period March 1, 2015 to June 30, 2015	41	—	1,070	988	—	2,099
Balance at June 30, 2015	$7,954	$70,000	$266,330	$207,265	$—	$551,549

See the accompanying notes to the condensed consolidated financial statements.

AZURE MIDSTREAM PARTNERS, LP AND
MARLIN MIDSTREAM PREDECESSOR
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

General

In this report, the terms "Partnership," as well as the terms "our," "we," "us" and "its" are sometimes used as abbreviated references to Azure Midstream Partners, LP itself or Azure Midstream Partners, LP together with its consolidated subsidiaries, including the Marlin Midstream Predecessor. The term "Marlin Midstream Predecessor" is sometimes used to refer to the Azure Legacy gathering system entities and assets (the "Legacy System"), which has been deemed to be the predecessor of the Partnership for accounting and financial reporting purposes. On May 19, 2015, the Partnership changed its name from Marlin Midstream Partners, LP to Azure Midstream Partners, LP.

Organization and Description of Business

Azure Midstream Partners, LP is a publicly traded Delaware master limited partnership that was formed by NuDevco Partners, LLC and its affiliates ("NuDevco") to develop, own, operate and acquire midstream energy assets. We currently offer: (i) natural gas gathering, compression, dehydration, treating, processing, and hydrocarbon dew-point control and transportation services to producers, marketers and third-party pipeline companies through our gathering and processing business segment; and (ii) crude oil logistics services to Associated Energy Services, LP (“AES”), an affiliate, through our logistics business segment.

As of June 30, 2015, Azure Midstream Energy LLC, a Delaware limited liability company that is wholly owned by Azure Midstream Holdings LLC (collectively "Azure"), owned and controlled: (i) our general partner, Azure Midstream Partners GP, LLC (the "General Partner"), formerly Marlin Midstream GP, LLC, through its ownership of a 1.97% general partner interest in us; and (ii) 90% of our IDR Units (as defined below). As of June 30, 2015, NuDevco owned: (i) 1,939,265 of our common units, representing a 8.88% limited partner interest; (ii) 8,724,545 of our subordinated units, representing a 39.93% limited partner interest; and (iii) 10% of our IDR Units (as defined below). As of June 30, 2015, the public owned 10,756,091 of our common units, representing a 49.23% limited partner interest. Azure, through its ownership of our General Partner, controls us and is responsible for managing our business and operations.

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

The Transaction Agreement occurred in the following steps:

•
we (i) amended and restated the Agreement of Limited Partnership of Marlin Midstream Partners, LP (the "Partnership Agreement") for the second time to reflect the unitization of all of our incentive distribution rights (as unitized, the “IDR Units”); and (ii) recapitalized the incentive distribution rights owned by IDRH into 100 IDR Units;

•	we redeemed 90 IDR Units held by IDRH in exchange for a payment of $63.0 million to IDRH (the “Redemption”);

•
Azure contributed the Marlin Midstream Predecessor to us through the contribution, indirectly or directly, of: (i) all of the outstanding general and limited partner interests in Talco Midstream Assets, Ltd., a Texas limited liability company and subsidiary of Azure (“Talco”); and (ii) certain assets (the “TGG Assets”) owned by TGG Pipeline, Ltd., a Texas limited liability company and subsidiary of Azure ("TGG" and, collectively with Talco, "TGGT"), in exchange for aggregate consideration of $162.5 million, which was paid to Azure in the form of a cash payment of $99.5 million and in the form of the issuance of 90 IDR Units (the foregoing transaction, collectively, the “Contribution”); and

AZURE MIDSTREAM PARTNERS, LP AND
MARLIN MIDSTREAM PREDECESSOR
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•
Azure purchased from NuDevco: (i) all of the outstanding membership interests in our General Partner (the “GP Purchase”) for $7.0 million: and (ii) an option to acquire up to 20% of each of the common units and subordinated units held by NuDevco as of the execution date of the Transaction Agreement (the “Option” and, together with the Redemption, Contribution and GP Purchase, the “Transactions”).

Listing of Common Units on New York Stock Exchange
On May 20, 2015, we submitted written notice to NASDAQ Global Market to voluntarily delist our common units and applied to list our common units on the New York Stock Exchange ("NYSE"). The delisting became effective following the close of business on May 28, 2015, and our common units commenced trading on the NYSE at market open on May 29, 2015 under the ticker "AZUR".

Public Offering of Partnership Common Units

On June 17, 2015, we and the General Partner entered into an Underwriting Agreement with Merrill Lynch, Pierce, Finner & Smith Incorporated, Wells Fargo Securities, LLC, J.P. Morgan Securities LLC and RBC Capital Markets, LLC, as representatives of the several underwriters named therein (the “Underwriting Agreement”) relating to the public offering of 3,500,000 common units representing limited partner interests in the Partnership at a price to the public of $14.17 per common unit (the “Offering”). Pursuant to the Underwriting Agreement, we also granted the underwriters a 30-day option to purchase up to an additional 525,000 common units at the same price.
The Offering closed on June 22, 2015. We received net proceeds from the sale of the common units sold in the Offering of approximately $48.3 million, including the proportionate capital contribution by the General Partner to maintain its 1.97% general partner interest and after deducting the underwriting discount and estimated offering expenses payable by the Partnership.

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

Azure

Azure is a midstream company with a focus on owning, operating, developing and acquiring midstream energy infrastructure in core producing areas in the United States. Azure currently provides natural gas gathering, compression, treating and processing services in northern Louisiana and east Texas in the Haynesville and Bossier Shale formations. Prior to the Transactions, Azure operated three main gathering systems: Holly, Legacy and Center, the latter of which is comprised of the Azure Shelby and Azure ETG subsystems. As described above, the Legacy System was contributed to us in connection with the Transactions. The two remaining gathering systems, Holly and Center, the latter of which is comprised of the Azure Shelby and Azure ETG subsystems may potentially be available, in whole or in part, to us as future dropdown acquisitions, although Azure has no obligation to offer us these assets.

2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation

Azure Midstream Partners, LP

The unaudited consolidated financial statements give effect to the business combination and the Transactions discussed above under the acquisition method of accounting, and the business combination was accounted for in accordance with the applicable reverse merger accounting guidance. Azure acquired a controlling financial interest in us through the acquisition of

AZURE MIDSTREAM PARTNERS, LP AND
MARLIN MIDSTREAM PREDECESSOR
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

our General Partner. As a result, the Marlin Midstream Predecessor is deemed to be the accounting acquirer of the Partnership because its parent company, Azure, obtained control of the Partnership through its control of the General Partner. Consequently, the Marlin Midstream Predecessor is deemed to be the predecessor of the Partnership for financial reporting purposes, and the historical financial statements of the Partnership were recast and reflect the Marlin Midstream Predecessor for all periods prior to the closing of the Transactions. The closing of the Transactions occurred on February 27, 2015, and are reflected in the consolidated financial statements of the Partnership using, for accounting purposes, a date of convenience of February 28, 2015 (the "Transactions Date"). The effect of recording the Transactions as of February 27, 2015 would not have been material to the condensed consolidated financial statements.

The Marlin Midstream Predecessor's assets and liabilities retained their historical carrying values. Additionally, the Partnership's assets acquired and liabilities assumed by the Marlin Midstream Predecessor in the business combination were recorded at their fair values measured as of the Transactions Date. The excess of the assumed purchase price of the Partnership over the estimated fair values of the Partnership's net assets acquired was recorded as goodwill. The assumed purchase price or enterprise value of the Partnership was determined using acceptable fair value methods, and was partially derived from the consideration Azure paid for the General Partner and 90 of the IDR Units. Additionally, because the Marlin Midstream Predecessor was reflected at Azure’s historical cost, the difference between the $162.5 million in consideration paid by the Partnership and Azure's historical carrying values (net book value) at the Transactions Date was recorded as an increase to partners’ capital in the amount of $51.7 million.

The condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As noted above, the historical condensed financial statements of the Partnership were recast to reflect the historical condensed financial statements of the Marlin Midstream Predecessor in accordance with the applicable accounting and financial reporting guidance. Therefore, the historical condensed financial statements are comprised of the condensed consolidated balance sheets and statements of operations of the Marlin Midstream Predecessor as of and for periods prior to the Transactions Date. The historical condensed financial statements are also comprised of the condensed consolidated balance sheets and statements of operations of the Partnership, which includes the Marlin Midstream Predecessor, as of and for all periods subsequent to the Transactions Date.

In preparing financial statements in accordance with GAAP, management makes informed judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses. Management evaluates its estimates and related assumptions regularly, utilizing historical experience and other methods considered reasonable under the particular circumstances. Changes in facts and circumstances or additional information may result in revised estimates and actual results may differ from these estimates. Effects on the business, financial condition and results of operations resulting from revisions to estimates are recognized when the facts that give rise to the revision become known. The information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial statements. Operating results for the three and six month periods ended June 30, 2015 and 2014 are not necessarily indicative of the results which may be expected for the full year or for any interim period. The condensed consolidated financial statements include the accounts of the Partnership and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Marlin Midstream Predecessor

The operating results and the majority of the assets and liabilities of the Marlin Midstream Predecessor were specifically identified based on the existing divisional organization of Azure. Certain assets, liabilities and expenses presented in the carve‑out statements of financial position and statements of operations prior to the Transactions Date represent allocations and estimates of the costs of services incurred by Azure. These allocations and estimates were based on methodologies that management believes to be reasonable, and include items such as outstanding debt and related expenses associated with the Azure credit agreement and general and administrative expenses incurred by Azure on behalf of the Marlin Midstream Predecessor.

AZURE MIDSTREAM PARTNERS, LP AND
MARLIN MIDSTREAM PREDECESSOR
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revenues were identified by contracts that are specifically identifiable to the Marlin Midstream Predecessor. Depreciation and amortization are based upon assets specifically identified to the Marlin Midstream Predecessor. Salaries, benefits and other general and administrative costs were allocated to the Marlin Midstream Predecessor based on management’s use of a reasonable allocation methodology as such costs were historically not allocated to the Marlin Midstream Predecessor. Azure’s direct investment in the Marlin Midstream Predecessor is presented as Predecessor Parent Company Net Investment and includes the accumulated net earnings and accumulated net contributions from Azure, including allocated long‑term debt, interest expense and general and administrative expenses.

Significant Accounting Policies

We have updated our significant accounting policies described in our Annual Report as a result of the Transactions described above. The following serves to update our significant accounting policies and to provide our significant accounting policies effective before and after the Transactions Date.

Cash and Cash Equivalents

Cash and cash equivalents consist of all unrestricted demand deposits and funds invested in highly liquid instruments with original maturities of three months or less. We periodically assess the financial condition of the institutions where these funds are held and believe that the credit risk is minimal.

The Marlin Midstream Predecessor utilized Azure’s centralized processes and systems for cash management, payroll, purchasing and expenditures. As a result, cash generated by and cash received by the Marlin Midstream Predecessor was deposited in and commingled with the general corporate funds of Azure and was not specifically allocated to the Marlin Midstream Predecessor. The net results of these cash transactions between the Marlin Midstream Predecessor and Azure are reflected in Predecessor Parent Company Net Investment.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Trade accounts receivable arise from our natural gas gathering, compression, dehydration, treating, processing, and hydrocarbon dew-point control and transportation services and our crude oil logistics services. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the condensed consolidated statements of cash flows. The Partnership and the Marlin Midstream Predecessor had an immaterial allowance for doubtful accounts as of June 30, 2015 and December 31, 2014. There were no write-offs of trade accounts receivable during the six month periods ended June 30, 2015 and 2014.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk are primarily trade accounts receivables. We perform ongoing credit evaluations of our customers’ financial condition. Declines in oil and natural gas prices have resulted in reductions in capital expenditure budgets of oil and natural gas exploration and development companies and could affect the financial condition of our customers.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation on property, plant and equipment is recorded on a straight-line basis for groups of property having similar economic characteristics over the estimated useful lives. Uncertainties that may impact these estimates include, but are not limited to, changes in laws and regulations relating to environmental matters, including air and water quality, restoration and abandonment requirements, economic conditions and supply, and demand in the area. When assets are placed into service, management makes estimates with respect to useful lives. However, subsequent events could cause a change in estimates, thereby affecting future depreciation amounts.

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

AZURE MIDSTREAM PARTNERS, LP AND
MARLIN MIDSTREAM PREDECESSOR
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Capitalized interest is calculated by multiplying the Partnership’s monthly weighted average interest rate on outstanding debt by the amount of qualifying costs. After major construction projects are completed, the associated capitalized costs including interest are depreciated over the estimated useful life of the related asset. There was no capitalized interest recognized by the Partnership or the Marlin Midstream Predecessor during the three and six month periods ended June 30, 2015 and 2014.
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

Impairment of Long‑Lived Assets

Relevant accounting guidance requires long-lived assets to be reviewed whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. In order to determine whether an impairment has occurred, we compare the net book value of the asset to the estimated undiscounted future net cash flows related to the asset. Our estimate of undiscounted cash flows is based on assumptions regarding the purchase and resale margins on natural gas, volume of gas or crude oil available to the asset, markets available to the asset, operating expenses, and prices of NGLs. The amount of availability of natural gas or crude oil to an asset is sometimes based on assumptions regarding a producer’s future drilling activity, which may be dependent in part on natural gas and crude oil prices. Projections of natural gas and oil volumes and future commodity prices are inherently subjective and contingent upon a number of variable factors. Any significant variance in any of the above assumptions or factors could materially affect our cash flows, which could require us to record an impairment of an asset.

If an impairment has occurred, the amount of the impairment is determined based on the expected future net cash flows discounted using a rate management believes a market participant would assume is reflective of the risk associated with achieving the underlying cash flows. There were no impairments recognized during the three and six month periods ended June 30, 2015. The Marlin Midstream Predecessor recognized no impairment in the three months ended June 30, 2014 and a $0.2 million impairment during the six months ended June 30, 2014 related to an adjustment of assets held for sale to their realizable fair value.

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

Deferred Financing Costs

Financing costs incurred in connection with the issuance of debt are capitalized and amortized as interest expense under the effective interest method over the term of the related debt. The unamortized balance of deferred financing costs is included within other assets within the Condensed Consolidated Balance Sheets. The Partnership incurred $3.2 million in financing costs as a result of entering into the Credit Agreement, and these costs were deferred and will be amortized over the maturity period

AZURE MIDSTREAM PARTNERS, LP AND
MARLIN MIDSTREAM PREDECESSOR
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

of the Credit Agreement (see Note 7). All deferred financing costs included within the Marlin Midstream Predecessor's statement of financial position have been allocated from Azure and are associated with the Azure Credit Agreement (see Note 7).
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

Revenues and Cost of Revenues

The Partnership’s revenues are derived primarily from natural gas processing and fees earned from its gathering and processing operations. Revenues are recognized by the Partnership using the following criteria: (i) persuasive evidence of an exchange arrangement exists; (ii) delivery has occurred or services have been rendered; and (iii) the buyer’s price is fixed or determinable and collection is reasonably assured. Utilizing these criteria, revenues are recognized when the commodity is delivered or services are rendered. Similarly, cost of revenues is recognized when the commodity is purchased or delivered.

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

Under our keep-whole contracts, the Partnership is required to gather or purchase raw natural gas at current market rates. The volume of gas gathered or purchased is based on the measured volume at an agreed upon location (generally at the wellhead). The volume of gas redelivered or sold at the tailgate of the Partnership’s processing facility would be lower than the volume purchased at the wellhead primarily due to NGLs extracted through processing. The Partnership would make up or “keep the producer whole” for the condensate and NGL volumes through the delivery of or payment for a thermally equivalent volume of residue gas. The cost of these natural gas volumes is recorded as a cost of natural gas, NGLs and condensate revenue. The keep-whole contract conveyed an economic benefit to the Partnership when the combined value of the individual NGLs is greater in the form of liquids than as a component of the natural gas stream; however, the Partnership is adversely affected when the value of the NGLs is lower as liquids than as a component of the natural gas stream. Certain contracts also included fee-based revenues for gathering and other midstream services. Cost of revenues were derived primarily from the purchase of natural gas, NGLs and condensates. There were no material costs categorized as cost of revenue directly identified with gathering, processing and other revenue.

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

AZURE MIDSTREAM PARTNERS, LP AND
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

Revenue from all services and activities are recognized when all of the following criteria are met: (i) persuasive evidence of an exchange arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the price is fixed or determinable; and (iv) collectability is reasonably assured.

Accounts Payable and Accrued Liabilities

The Partnership's accounts payable and accrued liabilities as of June 30, 2015 consist of obligations arising during the normal course of the Partnership's business operations and are expected to be settled within a period of twelve months. The Marlin Midstream Predecessor's accounts payable and accrued liabilities as of December 31, 2014 primarily represents open invoices as of period end that are specifically identifiable to the Marlin Midstream Predecessor based on Azure's authorization for expenditures. Accrued liabilities are allocated to the Marlin Midstream Predecessor from Azure based on historical analysis of invoices by authorization for expenditures in the period of services rendered.

Fair Value of Financial Instruments

Accounting guidance requires the disclosure of the fair value of all financial instruments that are not otherwise recorded at fair value in the financial statements. The carrying amount of long-term debt reported within the condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014 approximates fair value, because of the variable rate nature of the long-term debt.The fair value of the debt is considered a Level 2 fair value measurement. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities reported within the condensed consolidated balance sheets approximate fair value due to the short-term nature of these items.

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

Asset Retirements Obligations

Applicable accounting guidance requires us to evaluate whether any future asset retirement obligations exist as of June 30, 2015 and December 31, 2014, and whether the expected retirement date of the related costs of retirement can be estimated. We have concluded that our natural gas gathering system assets, which include pipelines and processing and treating facilities, have an indeterminate life because they are owned and will operate for an indeterminate future period when properly maintained. A liability for these asset retirement obligations will be recorded only if and when a future retirement obligation with a determinable life is identified. The Partnership and the Marlin Midstream Predecessor have not recognized any asset retirement obligations as of June 30, 2015 and December 31, 2014 because we have no current intention of discontinuing use of any significant assets.

AZURE MIDSTREAM PARTNERS, LP AND
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

Income Taxes

The Partnership and the Marlin Midstream Predecessor are not taxable entities for U.S. federal income tax purposes or for the majority of states that impose an income tax. Generally, income taxes are not levied at the entity level, but rather on the individual partners of the Partnership and the Marlin Midstream Predecessor. The Partnership and the Marlin Midstream Predecessor are subject to the Revised Texas Franchise Tax (“Texas Margin Tax”). The Texas Margin Tax is computed on modified gross margin, and is recorded as income tax expense in the condensed consolidated statements of operations. In June 2013, the State of Texas enacted certain changes to the Texas Margin Tax which lowered the tax rate and expanded the scope of depreciation deductions. As a result of these changes, current income tax expense and our deferred income tax expense (related to book/tax depreciation timing differences) increased $0.6 million in the three months ended June 30, 2015. The Partnership and the Marlin Midstream Predecessor do not do business in any other state where a similar tax is applied. As of June 30, 2015, the Partnership had a liability of $1.0 million for deferred taxes. As of December 31, 2014, the Marlin Midstream Predecessor had no liability recorded for deferred taxes.

Parent Company Net Investment

Azure’s net investment in the operations of the Marlin Midstream Predecessor is presented as Predecessor parent company net investment within the statement of financial position. Parent company net investment represents the accumulated net earnings of the operations and the accumulated net contributions from Azure. Net contributions for the period January 1, 2015 to February 28, 2015 and the six month period ended June 30, 2014 were primarily comprised of intercompany operations and maintenance expense, cash clearing and other financing activities, and debt and general and administrative costs allocations to the Marlin Midstream Predecessor. The Predecessor parent company net investment was eliminated upon the contribution of the Marlin Midstream Predecessor to the Partnership.

Net Income Per Unit

Net income per unit is presented for the period from March 1, 2015 to June 30, 2015 as this is the period in which the Partnership's results of operations are included within net income. The Marlin Midstream Predecessor had no units and therefore net income per unit is not presented for periods in which net income consists only of the Marlin Midstream Predecessor.

AZURE MIDSTREAM PARTNERS, LP AND
MARLIN MIDSTREAM PREDECESSOR
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Subsequent Events

Subsequent events have been evaluated through the date these financial statements are issued. Any material subsequent events that occurred prior to such date have been properly recognized or disclosed in the condensed consolidated financial statements.

Recent Accounting Pronouncements

Accounting standard‑setting organizations frequently issue new or revised accounting rules and pronouncements. We regularly review new accounting rules and pronouncements to determine their impact, if any, on our financial statements.

In May 2014, the Financial Accounting Standards Board (FASB) and International Accounting Standards Board (IASB) jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP and International Financial Reporting Standards (IFRS). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The Partnership will be required to adopt this standard beginning in the first quarter of 2018. The adoption could have a significant impact on the condensed consolidated financial statements, however management is currently unable to quantify the impact.

In April 2015, the FASB issued a new accounting standard that simplifies the presentation of debt issuance costs. The amended guidance requires that debt issuance costs related to a recognized debt liability be presented within the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Partnership will be required to adopt the guidance effective January 1, 2016. The standard will only affect the presentation of the Partnership's condensed consolidated balance sheet and does not affect any of the Partnership's other financial statements.

In April 2015, the FASB issued a new accounting standard requiring a master limited partnership ("MLP") to allocate earnings (losses) of a transferred business entirely to the general partner when computing earnings per unit ("EPU") for periods before the dropdown transaction occurred. The EPU that the limited partners previously reported would not change as a result of the dropdown transaction. The standard also requires an MLP to disclose the effects of the dropdown transaction on EPU for the periods before and after the dropdown transaction occurred. The standard is effective for the fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The standard requires retrospective application and early adoption is permitted. Management is in the process of evaluating the effect of the standard on the Partnership's condensed consolidated financial statements.

There are currently no other recent accounting pronouncements that have been issued that we believe will materially affect our consolidated financial statements.

3. PARTNERSHIP EQUITY AND DISTRIBUTIONS

Outstanding Units

As of June 30, 2015, our general partner interests consisted of 429,365 general partner units. As of June 30, 2015, the Partnership had common units outstanding of 12,695,356 and subordinated units outstanding of 8,724,545. Azure owned 100% of the interest in our general partner, representing an approximate 1.97% general partner interest in us, and 90% of our IDR Units. As of June 30, 2015, NuDevco owned: (i) 1,939,265 of our outstanding common units, representing an 8.88% limited partner interest; (ii) all of our subordinated units, representing an 39.93% limited partner interest; and (iii) 10% of our IDR Units. As of June 30, 2015, the public owned 10,756,091 of our common units, representing an 49.23% limited partner interest.

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

AZURE MIDSTREAM PARTNERS, LP AND
MARLIN MIDSTREAM PREDECESSOR
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

payment of costs and expenses, including reimbursement of expenses to our General Partner. However, there is no guarantee that we will pay the minimum quarterly distribution on our units in any quarter.

The Partnership declared the following cash distributions to its unitholders of record for the periods presented:

In thousands, except per-unit amounts
Quarter ended:	Total Quarterly Distribution per Unit	Total Cash Distribution (1)	Date of Distribution
June 30, 2015	$0.370	$8,213	August 14, 2015 (2)
March 31, 2015	$0.370	$6,763	May 15, 2015
December 31, 2014	$0.365	$6,593	February 11, 2015
September 30, 2014	$0.365	$6,593	November 4, 2014
June 30, 2014	$0.360	$6,469	August 5, 2014
March 31, 2014	$0.355	$6,375	May 6, 2014
December 31, 2013	$0.350	$6,341	February 3, 2014
(1) Total distribution amount includes the distributions paid to our general partner and does not include the payment associated with the distribution equivalent rights ("DER") that accrue on all unvested phantom units that have been issued under our LTIP.

(2) Anticipated date of distribution to unitholders of record on August 7, 2015.

General Partner Interest

As of June 30, 2015, Azure owned 100% of our general partner interest. If we issue additional units, our General Partner has the right, but not the obligation, to contribute a proportionate amount of capital to us in order to maintain its general partner interest. The general partner interest, and the percentage of our cash distributions to which our General Partner is entitled from such interest, will be proportionately reduced if we issue additional units in the future (other than the issuance of common units upon conversion of outstanding subordinated units or the issuance of common units upon a reset of the incentive distribution rights) and our General Partner does not contribute a proportionate amount of capital to the Partnership in order to maintain its general partner interest. As of June 30, 2015, the general partner interest was the equivalent of 1.97% because our General Partner elected not to make a contribution in connection with the previous issuances of common units as a result of the vesting of awards under the Marlin Midstream Partners, LP 2013 Long-Term Incentive Plan ("LTIP") (See Note 11).

Incentive Distribution Rights Units

As of June 30, 2015, Azure owned 90 of our IDR Units and NuDevco owned 10 of our IDR Units. The IDR Units entitle the holder to receive an increasing percentage (13%, 23% and 48%) of quarterly distributions of available cash from operating surplus after the minimum quarterly distribution and certain target distribution levels have been achieved. The target distribution levels are defined within the Partnership Agreement as: (i) the First Target Distribution of $0.4025 per unit per quarter; (ii) the Second Target Distribution of $0.4375 per unit per quarter; and (iii) the Third Target Distribution of $0.5250 per unit per quarter. The maximum distribution of 48% does not include any distributions that our General Partner, Azure or NuDevco may receive on common, subordinated or general partner units that they own.

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

AZURE MIDSTREAM PARTNERS, LP AND
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

4. NET INCOME PER UNIT
The Partnership's condensed consolidated statements of operations were recast to reflect the Marlin Midstream Predecessor for periods prior to March 1, 2015 in accordance with applicable accounting and financial reporting guidance. The Marlin Midstream Predecessor had no units outstanding prior to the Transactions Date. Therefore, net income per unit will be presented for the period March 1, 2015 to June 30, 2015, which is the period the Partnership's results of operations are included within these condensed consolidated financial statements and the period in which the Partnership's units were reflected as outstanding within these condensed consolidated financial statements.
The Partnership’s net income for the period March 1, 2015 to June 30, 2015 is allocated to the General Partner and our limited partners in accordance with their respective ownership percentages and, when applicable, giving effect to the IDR Units. Basic and diluted net income per unit is calculated by dividing the partner’s interest in net income by the weighted average number of units outstanding during the period. There were no units or awards issued or outstanding during the period March 1, 2015 to June 30, 2015 that would be considered dilutive to the net income per unit calculation, and, therefore, basic and diluted net income per unit are the same for the period presented.
The following table illustrates the Partnership’s calculation of net income per unit for common and subordinated partner units for the periods presented:

In thousands, except per unit data	Three Months Ended June 30, 2015	March 1, 2015 to June 30, 2015
Net income	$1,702	$433
Less: net loss attributable to Marlin Midstream Predecessor for the period January 1, 2015 to February 28, 2015	—	(1,666)
Net income attributable to the Partnership	1,702	2,099
Less: net income attributable to the General Partner	33	41
Net income attributable to limited partners	$1,669	$2,058

Net income attributable to limited partner common units outstanding	$871	$1,070
Net income attributable to limited partner subordinated units outstanding	798	988
Limited partner interest in net income	$1,669	$2,058

Net income per limited partner common and subordinated unit - basic and diluted	$0.09	$0.11
Weighted average limited partner units outstanding - basic and diluted:
Common units	9,541,510	9,453,553
Subordinated units	8,724,545	8,724,545
Total	18,266,055	18,178,098
5. ACQUISITION

Effective as of the Transactions Date, Azure contributed the Marlin Midstream Predecessor to the Partnership in exchange for aggregate consideration of $162.5 million, which was paid to Azure in the form of: (i) $99.5 million in cash; and (ii) the issuance of 90 of our IDR Units. The cash portion of the contribution was funded through borrowings under the Partnership's new senior secured revolving credit facility (See Note 7).

AZURE MIDSTREAM PARTNERS, LP AND
MARLIN MIDSTREAM PREDECESSOR
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Marlin Midstream Predecessor has been deemed to be the accounting acquirer of the Partnership in the business combination because its parent company, Azure, obtained control of the Partnership through the indirect control of the General Partner. Consequently, the Marlin Midstream Predecessor's assets and liabilities retained their historical carrying values. The Partnership's assets acquired and liabilities assumed by the Marlin Midstream Predecessor have been recorded at their fair values measured as of the Transactions Date. The excess of the assumed purchase price over the estimated fair values of the Partnership's net assets acquired were recorded as goodwill. The assumed purchase price and fair value of the Partnership has been determined by using a combination of an income, market and cost valuation methodology and considered the evaluation of comparable company transactions, the Partnership's discounted future cash flows, the fair value of the Partnership's common units as of the Transactions Date and the consideration paid by Azure for the general partner interest and IDR Units. The purchase price allocation has been prepared on a preliminary basis pending receipt of a final valuation report and could be subject to change.

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

The Partnership incurred $2.6 million in transaction related expenses prior to the Transactions Date as a result of the Transactions. These transaction related expenses were recognized by the Partnership when incurred in the periods prior to the Transactions Date, and therefore are not included within the results of operations presented within the condensed consolidated financial statements for the six months ended June 30, 2015.

For the period from March 1, 2015 to June 30, 2015, we recognized $19.9 million in revenues and $8.9 million in operating income attributable to the Partnership's historical midstream assets.

The following tables summarize the assumed purchase price and fair value and the allocation to the assets acquired and liabilities assumed at February 28, 2015 (in thousands):

Total assumed purchase price and fair value of Marlin Midstream Partners, LP	$393,171
The allocation of the assumed purchase price is as follows (in thousands):

Assumed purchase price allocation to Marlin Midstream Partners, LP:
Current assets	$123,022
Property, plant and equipment	193,316
Identifiable intangible assets	65,000
Goodwill	215,758
Other assets	3,418
Current liabilities	(11,161)
Long-term debt	(195,771)
Deferred income tax liability	(411)
Total assumed consideration and fair value of Marlin Midstream Partners, LP	$393,171

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

AZURE MIDSTREAM PARTNERS, LP AND
MARLIN MIDSTREAM PREDECESSOR
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Amendment to Transloading Services Agreements

Upon the closing of the Transactions, we entered into amendments to our: (i) Wildcat Transloading Services Agreement associated with our transloading facility located in Carbon County, Utah; (ii) Big Horn Transloading Services Agreement associated with our transloading facility located in Big Horn County, Wyoming; and (iii) our Ladder Transloading Services Agreement, all of which are transloading services agreements with AES. The amendments extend the minimum volume commitments associated with these services agreements until February 27, 2020, or an additional five years from the date of the amendment.

Transition Services Agreement

In connection with the closing of the Transactions, we entered into an agreement with NuDevco and its affiliates pursuant to which NuDevco has and will provide certain services to us with respect to the business and operations of the Partnership's existing midstream assets, including information technology, accounting, asset integrity, compliance management, and procurement services, for a period of two months following the closing of the Transactions. Expenses associated with the transition services agreement were $0.5 million and $0.7 million for the three and six months periods ended June 30, 2015.

Unaudited Pro Forma Financial Information

The following unaudited pro forma condensed financial information for the three and six months periods ended June 30, 2015 and 2014, gives effect to the Transactions as if they had occurred on January 1, 2014. The unaudited pro forma condensed financial information has been included for comparative purposes only and is not necessary indicative of the results that might have occurred had the Transactions taken place on the dates indicated and is not intended to be a projection of future events. The pro forma adjustments for the periods presented consist of: (i) adjustments to combine the Marlin Midstream Predecessor and the Partnership's historical results of operations for the periods; (ii) adjustments to interest expense to remove the previously recognized interest expense and include the interest expense associated with our Credit Agreement (see Note 7); and (iii) adjustments to depreciation and amortization expense attributable to adjustments recorded as a result of the purchase price allocation to the Partnership's assets and liabilities.

The following table presents the unaudited pro forma revenues, net income (loss) and basic and diluted net income (loss) per unit information for each period:

	Three Months Ended		Six Months Ended
In thousands, except per-unit amounts	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Pro forma operating revenues	$21,466	$36,743	$44,154	$68,038
Pro forma net income (loss)	$1,702	$5,022	$(8,146)	$8,006
Pro forma net income (loss) attributable to limited partners	$1,669	$4,923	$(7,986)	$7,849
Pro forma net income (loss) per limited partner common and subordinated units - basic and diluted	$0.09	$0.26	$(0.44)	$0.43
The pro forma net loss for the six months ended June 30, 2015 includes expenses that were a direct result of the Transactions, including $4.2 million in compensation expense associated with the vesting of phantom unit awards issued under our LTIP (see Note 11), $3.9 million in employee severance related expenses attributable to those employees who were not retained by the Partnership subsequent to the Transactions and $2.6 million in transaction expenses, including advisory, audit and legal fees. These expenses were recognized by the Partnership as they were incurred during the period from January 1, 2015 to February 27, 2015 and, as a result, the condensed consolidated financial statements presented in accordance with GAAP for the six months ended June 30, 2015 do not reflect such expenses incurred as a direct result of the Transactions.

AZURE MIDSTREAM PARTNERS, LP AND
MARLIN MIDSTREAM PREDECESSOR
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. PROPERTY, PLANT AND EQUIPMENT, INTANGIBLE ASSETS AND GOODWILL

Property, plant and equipment, net

Property, plant and equipment, net is comprised of the following as of each period presented:

In thousands	Estimated Useful Lives (Years)	June 30, 2015	December 31, 2014

Gathering pipelines and related equipment	45	$246,619	$205,819
Gas processing and compression facilities	20	154,999	10,272
Buildings	30	2,454	2,058
Other depreciable assets	5 - 15	2,976	2,405
Land and rights of way		8,408	208
Construction in progress		429	881
Total property, plant and equipment		415,885	221,643
Accumulated depreciation		(11,865)	(6,007)
Total property, plant and equipment, net		$404,020	$215,636

Depreciation expense was $3.6 million and $5.6 million for the three and six months periods ended June 30, 2015 and $1.3 million and $2.6 million for the three and six months periods ended June 30, 2014.

Intangible assets, net

Intangible assets consist of the Partnership's existing customer relationships, and were identified as part of the purchase price allocation to the Partnership's assets acquired by the Marlin Midstream Predecessor. The customer relationship intangible assets are amortized on a straight-line basis over the expected period of benefit of the customer relationship, which we have concluded is a ten year period. The amortization expense associated with the customer relationship intangible asset, which is included within depreciation and amortization expense within the statement of operations was $1.6 million and $2.2 million for the three and six months periods ended June 30, 2015. Amortization expense is expected to be $6.5 million annually over the ten year period. The Marlin Midstream Predecessor had no such intangible assets.

Goodwill

Goodwill represents the amount the assumed purchase price of the Partnership was in excess of the fair value of the Partnership's identifiable assets acquired in the business combination. We evaluate goodwill for impairment on an annual basis, and whenever events or changes indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. There were no impairments recognized during the six months ended June 30, 2015.

As of June 30, 2015, the Partnership recognized $215.8 million of goodwill related to the Partnership's existing midstream assets and operations. The Partnership has allocated $123.0 million of the goodwill to the gathering and processing segment and $92.8 million to the logistics segment.

AZURE MIDSTREAM PARTNERS, LP AND
MARLIN MIDSTREAM PREDECESSOR
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. LONG-TERM DEBT
Long-term debt consists of the following:

In thousands	June 30, 2015	December 31, 2014
Long-term debt associated with the Partnership's Credit Agreement	$142,951	$—
Long-term debt allocated to the Marlin Midstream Predecessor	—	134,933
Total debt	142,951	134,933
Less: Current portion of long-term debt allocated to the Marlin Midstream Predecessor	—	7,102
Total long-term debt	$142,951	$127,831

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

Borrowings under the Credit Agreement bear interest at: (i) the LIBOR Rate (as defined in the Credit Agreement) plus an applicable margin of 2.75% to 3.75%; or (ii) the Base Rate (as defined in the Credit Agreement) plus an applicable margin of 1.75% to 2.75%, in each case, based on the Consolidated Total Leverage Ratio (as defined in the Credit Agreement).

All of the Partnership's domestic restricted subsidiaries guarantee our obligations under the Credit Agreement, and all such obligations are secured by a security interest in substantially all of our assets, in each case, subject to certain customary exceptions. The Credit Agreement contains affirmative and negative covenants customary for credit facilities of its size and nature that, among other things, limit or restrict our ability and the ability of our subsidiaries to: (a) incur additional debt; (b) grant certain liens; (iii) make certain investments; (iv) engage in certain mergers or consolidations; (v) dispose of certain assets; (vi) enter into certain types of transactions with affiliates; and (vii) make distributions, with certain exceptions, including the distribution of Available Cash (as defined in the partnership agreement) if no default or event of default exists. As of June 30, 2015 we were in compliance with all of our covenants associated with the Credit Agreement.

As of June 30, 2015, we had outstanding borrowings under the Credit Agreement of $143.0 million. For the period March 1, 2015 to June 30, 2015 interest expense associated with the Credit Agreement was $2.3 million. We incurred $3.2 million in financing costs in connection with the Credit Agreement, and these financing costs were deferred and classified within other long-term assets and will be amortized to interest expense and related charges over the maturity period of the Credit Agreement.

Azure Credit Agreements

On November 15, 2013, Azure closed on a $550.0 million Senior Secured Term Loan B (the "TLB") maturing November 15, 2018, and a $50.0 million Senior Secured Revolving Credit Facility (the "Revolver" and collectively with the TLB, the "Azure Credit Agreement") with a maturity of November 15, 2017. Borrowings under the Azure Credit Agreement were unconditionally guaranteed, jointly and severally, by all of the Azure subsidiaries and are collateralized by first priority liens on substantially all of existing and subsequently acquired assets and equity. The Azure Credit Agreement weighted average interest rate for the period from January 1, 2015 to February 28, 2015 and the six months ended June 30, 2014 was 6.50%.

AZURE MIDSTREAM PARTNERS, LP AND
MARLIN MIDSTREAM PREDECESSOR
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Marlin Midstream Predecessor Long-term Debt and Related Expense Allocations

The Azure Credit Agreement served as the sole borrowing agreement applicable for the Marlin Midstream Predecessor during the periods presented. In addition, substantially all of Azure’s subsidiaries, including the Marlin Midstream Predecessor, served as guarantors and pledgers with respect to the Azure Credit Agreement. The Marlin Midstream Predecessor’s long-term debt and related expense balances for the period from January 1, 2015 to February 28, 2015 and as of December 31, 2014 represent an allocation of its proportionate share of the Azure consolidated long-term debt presented in accordance with applicable accounting guidance. The allocation of long-term debt and related expense is based on the Marlin Midstream Predecessor's proportional carrying value of assets as a percentage of total assets financed by the Azure Credit Agreement.

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

The weighted average long-term debt allocated to the Marlin Midstream Predecessor for the period January 1, 2015 to February 28, 2015 and the six months ended June 30, 2014 was $134.9 million and $138.5 million. The interest expense allocated to the Marlin Midstream Predecessor for the period January 1, 2015 to February 28, 2015 and the six months ended June 30, 2014 was $1.7 million and $5.3 million of which $0.2 million and $0.6 million was associated with the allocation of deferred financing cost amortization expense.

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

8. SEGMENT INFORMATION

The Partnership has two operating segments: (i) gathering and processing; and (ii) logistics. Our CODM is the Chief Executive Officer of our General Partner, and our CODM monitors these two operating segments separately to evaluate the overall operational and financial performance of our business. These segments have been identified based on the differing products and services, regulatory environment, and expertise required for their respective operations.

The financial information for our operating segments has been presented as of June 30, 2015 and for the three and six month periods ended June 30, 2015. The Marlin Midstream Predecessor had one operating segment, and therefore operating segment financial information has not been presented for the three and six month periods ended June 30, 2015.

The following table presents financial information by segment for the three months ended June 30, 2015:

In thousands	Gathering & Processing	Logistics	Corporate and Consolidation	Azure Midstream Partners, LP
Total operating revenues	$17,303	$4,163	$—	$21,466
Cost of natural gas and NGL's	4,139	—	—	4,139
Gross margin	13,164	4,163	—	17,327
Operation and maintenance	3,161	628	—	3,789
General and administrative	—	—	3,977	3,977
Depreciation and amortization expense	3,573	22	1,638	5,233
Operating income	6,430	3,513	(5,615)	4,328
Interest expense	—	—	1,980	1,980
Net income before income tax expense	6,430	3,513	(7,595)	2,348
Income tax expense	—	—	646	646
Net income (loss)	$6,430	$3,513	$(8,241)	$1,702

AZURE MIDSTREAM PARTNERS, LP AND
MARLIN MIDSTREAM PREDECESSOR
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents financial information by segment for the six months ended June 30, 2015:

In thousands	Gathering & Processing	Logistics	Corporate and Consolidation	Azure Midstream Partners, LP
Total operating revenues	$28,709	$5,583	$—	$34,292
Cost of natural gas and NGL's	8,005	—	—	8,005
Gross margin	20,704	5,583	—	26,287
Operation and maintenance	5,629	998	—	6,627
General and administrative	—	—	6,387	6,387
Depreciation and amortization expense	5,554	589	1,638	7,781
Operating income	9,521	3,996	(8,025)	5,492
Interest expense	—	—	4,349	4,349
Net income before income tax expense	9,521	3,996	(12,374)	1,143
Income tax expense	—	—	710	710
Net income (loss)	$9,521	$3,996	$(13,084)	$433

The following table presents financial information by segment as of June 30, 2015:

In thousands	Gathering & Processing	Logistics	Corporate and Consolidation	Azure Midstream Partners, LP
Assets:
Current assets	$9,137	$2,883	$5,878	$17,898
Property, plant and equipment, net	402,721	922	$377	404,020
Intangible assets, net	—	62,833	—	62,833
Goodwill	122,982	92,776	$—	215,758
Other assets	259	—	3,178	3,437
Total Assets	$535,099	$159,414	$9,433	$703,946
Liabilities and Partners’ Capital
Total current liabilities	$4,549	$66	$3,794	$8,409
Total long-term liabilities	—	—	143,988	143,988
Total Liabilities	4,549	66	147,782	152,397
Partners’ Capital	530,550	159,348	(138,349)	551,549
Total Liabilities and Partners’ Capital	$535,099	$159,414	$9,433	$703,946

9. COMMITMENTS AND CONTINGENCIES

The Partnership had a fee-based commercial agreement with AES (See Note 10), for reserve capacity at a third-party fractionator, which expired April 30, 2015. Under the former fee-based commercial agreement, if the Partnership failed to deliver 95% of the reserve capacity, the Partnership was obligated to pay a fixed fee for the shortfall of NGL production up to 95% of the reserve capacity. The maximum total fee was capped on an annual basis at $2.2 million. In addition, the Partnership was reimbursed for a majority of any deficiency payments accrued under the former fee-based commercial agreement. The Partnership recorded $0.2 million of expense for the three months ended June 30, 2015 and $0.4 million of expense for the period from March 1, 2015 to June 30, 2015 of accrued deficiency payments under delivered volumes. The Partnership also received reimbursements for deficiency payments from AES of $0.1 million for the three months ended June 30, 2015 and $0.2 million for the period March 1, 2015 to June 30, 2015.

From time to time, the Partnership may be involved in legal, tax, regulatory and other proceedings in the ordinary course of business. Management does not believe that the Partnership is a party to any litigation that will have a material impact on its financial condition or results of operations.

AZURE MIDSTREAM PARTNERS, LP AND
MARLIN MIDSTREAM PREDECESSOR
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Partnership and the Marlin Midstream Predecessor lease compression and treating equipment and these leases are accounted for as operating leases. Total rent expense for operating leases, including those with terms of less than one year, was $0.2 million and $0.4 million for the three and six month periods ended June 30, 2015. Total rent expense for operating leases, including those with terms of less than one year, was $0.2 million and $0.4 million for the three and six month periods ended June 30, 2014.

The Partnership and its subsidiaries are guarantors of the Credit Agreement as of June 30, 2015 (See Note 7).

10. TRANSACTIONS WITH AFFILIATES
From time to time, we enter into transactions with affiliated entities that are deemed affiliated entities because of common ownership. These affiliated entities include: (i) Azure and its owners, affiliates and subsidiaries, including our General Partner; and (ii) NuDevco and its affiliates and subsidiaries, including AES.
Revenues and cost of revenues
The Partnership has a fee-based commercial agreement with AES, requiring a minimum monthly volume commitment of 80 MMcf/d. The minimum volume commitment can be periodically increased at the election of AES. This agreement became effective August 1, 2013 and is a three-year agreement expiring on August 1, 2016. The Partnership’s results of operations include gathering, processing and other revenues attributable to AES in the amount of $4.5 million for the three months ended June 30, 2015 and $6.6 million for the period March 1, 2015 to June 30, 2015. The Partnership's results of operations also include the related cost of natural gas, NGLs and condensate attributable to the AES agreement in the amount of $1.4 million for the three months ended June 30, 2015 and $1.9 million for the period March 1, 2015 to June 30, 2015.
In connection with the Transactions, the Partnership entered into amendments to its: (i) Wildcat Transloading Services Agreement associated with its transloading facility located in Carbon County, Utah; (ii) Big Horn Transloading Services Agreement associated with its transloading facility located in Big Horn County, Wyoming; and (iii) Ladder Transloading Services Agreement, all of which are transloading services agreements with AES. The amendments extend the minimum volume commitments associated with these services agreements until February 27, 2020, or an additional five years from the date of the amendment. Included in the Partnership’s results of operations are transloading and other fee based revenues related to these agreements in the amount of $4.2 million for the three months ended June 30, 2015 and $5.6 million for the period March 1, 2015 to June 30, 2015.

The Marlin Midstream Predecessor provides midstream services to affiliates of Azure, and therefore these affiliates are also considered affiliates of the Partnership subsequent to the Transactions. The Marlin Midstream Predecessor recognized revenues from these affiliates in the amount of $0.2 million and $0.3 million for the three and six month periods ended June 30, 2015 and $0.1 million and $0.3 million for the three and six month periods ended June 30, 2014.

Accounts receivable from and accounts payable to affiliates

The Partnership and the Marlin Midstream Predecessor had receivables due from these affiliates in the amount of $4.0 million and $0.1 million at June 30, 2015 and December 31, 2014. Receivables due from affiliates primarily related to the Partnership and the Marlin Midstream Predecessor's fee-based gathering and processing agreements, and the Partnership's fee-based transloading services agreement with AES. Payables to affiliates were $0.9 million at June 30, 2015. Payables to affiliates primarily related to settlements under the Partnership's gathering and processing agreements and reimbursement to an affiliate of NuDevco for certain general and administrative and operating costs under the Existing Omnibus Agreement with NuDevco.
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

AZURE MIDSTREAM PARTNERS, LP AND
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

Expenses under the New Omnibus Agreement, which are included within general and administrative expenses within the condensed consolidated statements of operations, were $0.7 million for the three months ended June 30, 2015 and $1.1 million for the period March 1, 2015 to June 30, 2015. These expenses are reimbursed by the Partnership to Azure and its affiliates. As of June 30, 2015, the Partnership owed no amounts to Azure for various expenses Azure incurred on behalf of the Partnership. In addition, Azure and its affiliates plan to allocate certain overhead costs associated with general and administrative services, including facilities, information services, human resources and other support departments to the Partnership. Where costs incurred on the Partnership’s behalf could not be determined by specific identification, the costs were primarily allocated to the Partnership based on percentage of departmental usage, wages or headcount. The Partnership believes these allocations are a reasonable reflection of the utilization of services provided. However, the allocations may not fully reflect the expenses that would have been incurred had the Partnership been a stand-alone company during the periods presented.

Substantially all of the Marlin Midstream Predecessor’s senior management are employed by Azure, and certain functions critical to the Marlin Midstream Predecessor's operations are centralized and managed by Azure. As a result, Azure's consolidated general and administrative expenses have been allocated to the Marlin Midstream Predecessor for the periods prior to March 1, 2015. The allocated general and administrative expenses from Azure were $1.4 million for the period January 1, 2015 to March 1, 2015 and $1.1 million and $2.3 million for the three and six month periods ended June 30, 2014. This allocation represents Azure’s best estimate of the general and administrative expenses incurred on behalf of the Marlin Midstream Predecessor and was determined after consideration of multiple operating metrics, including dedicated operating personnel, pipeline mileage and system throughput as a percentage of each total consolidated Azure’s operating metric. Management believes these allocations reasonably reflect the utilization of services provided and benefits received. The allocated costs are included within general and administrative expense in the statements of operations. See Note 7 for further discussion of the long-term debt and interest expense allocated to the Marlin Midstream Predecessor.

11. EQUITY BASED COMPENSATION

The board of directors of the Partnership’s general partner have adopted the LTIP. Individuals who are and were eligible to receive awards under the LTIP include: (i) employees of the Partnership, Azure and its affiliates, and NuDevco and its affiliates; (ii) directors of the Partnership’s general partner; and (iii) consultants. The LTIP provides for the grant of unit options, unit appreciation awards, restricted units, phantom units, distribution equivalent rights, unit awards, profits interest units, and other unit-based awards. The maximum number of common units issuable under the LTIP is 1,750,000.

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

AZURE MIDSTREAM PARTNERS, LP AND
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

The acquisition of our General Partner by Azure resulted in a Change in Control Event (as defined in the LTIP) for the holders of our phantom units, and, as a result, all of the outstanding phantom units immediately vested as of the date of the Change in Control Event. As a result of the vesting of the phantom units, the Partnership immediately recognized compensation expense of $4.2 million and issued 196,108 common units. The Partnership was also required to make a cash payment of $1.9 million associated with the withholding taxes on these units and a cash payment of $0.2 million related to the distribution equivalent rights associated with these phantom units. The compensation expense has not been reflected within the Partnership's consolidated financial statements for the period from March 1, 2015 to June 30, 2015, but rather have been considered an expense incurred immediately prior to the Transactions and therefore is reflected within the Partnership's operating results prior to the business combination. The liability associated with the withholding tax and distribution equivalent rights payments were included within the liabilities assumed by the Marlin Midstream Predecessor as part of the business combination.

Azure, as our General Partner, plans to continue to operate under the LTIP in the future. However, there were no awards issued under the LTIP in connection with or immediately following the closing of the Transactions, and Azure, as our General Partner, has the ability to determine the terms and conditions of the awards issued under the LTIP, which may differ from those previously issued.

12. SUBSEQUENT EVENTS

On August 6, 2015, the Partnership announced it has acquired the equity interest of Azure ETG, LLC ("ETG") for total cash consideration of $83.0 million, subject to customary purchase price adjustments. ETG was financed with an $80.0 million draw from the Credit Agreement and the issuance of 255,319 common units to our General Partner. The assets of ETG include certain natural gas gathering pipelines located in Nacogdoches and Shelby Counties in Texas. The acquisition is effective immediately and the Partnership's financial results will retrospectively include the financial results attributable to the acquired gas gathering pipelines for all periods beginning July 1, 2015.

On July 27, 2015, the Partnership announced that the board of directors of our General Partner declared a quarterly cash distribution of $0.37 per unit, or $1.48 on an annualized basis, to unitholders of record on August 7, 2015. The Partnership will pay the quarterly distribution to unitholders on August 14, 2015.

On July 17, 2015, the underwriters of the Partnership's Offering, exercised their option to purchase an additional 90,000 common units at a price to the public of $14.17 per common unit. Total net proceeds from the sale of these additional common units, including the General Partner's proportionate capital contribution and after deducting underwriting discounts and commissions and estimated offering expenses, was approximately $1.2 million.

On July 9, 2015, the Partnership awarded 378,565 phantom units under the LTIP to certain named executive officers and employees of the General Partner. Each phantom unit is the economic equivalent of one common unit of the Partnership and entitles the grantee to receive one common unit or an amount of cash equal to the fair market value of a common unit upon the vesting of the phantom unit. The phantom units vest in three equal annual installments with the first installment vesting on July 1, 2016. In addition, the Partnership awarded 3,522 common units under the LTIP, to an employee of the General Partner, which vested immediately upon issuance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Following the transactions ("the Transactions") described in further detail below, the Azure Legacy gathering system (the "Legacy System" or the "Marlin Midstream Predecessor") was determined to be the historical predecessor of Azure Midstream Partners, LP (the "Partnership"), for financial reporting purposes. On May 29, 2015 the Partnership changed its name to from Marlin Midstream Partners, LP to Azure Midstream Partners LP. The Legacy System is considered the predecessor of the Partnership because Azure Midstream Energy LLC and Azure Midstream Holdings LLC (collectively, "Azure") obtained control of the Partnership through its acquisition of 100% of the ownership interest in Azure Midstream Partners GP, LLC, the sole general partner of the Partnership (the "General Partner"), formerly Marlin Midstream GP, LLC.

The closing of Transactions occurred on February 27, 2015, and were reflected in the condensed consolidated financial statements of the Partnership using, for accounting purposes, a date of convenience of February 28, 2015 (the "Transactions Date"). The effect of recording the Transactions as of February 27, 2015 was not material to the information presented.

You should read this discussion and analysis of financial condition and results of operations in conjunction with the historical financial statements and accompanying notes included elsewhere in this report. All references in this section to the Marlin Midstream Predecessor, as well as the terms “our,” “we,” “us” and “its,” refer to the Legacy System when used in historical context or in reference to the periods prior to the Transactions Date. All references in this section to the Partnership, as well as the terms “our,” “we,” “us” and “its,” refer to Azure Midstream Partners, LP, together with its consolidated subsidiaries, including the Legacy System, when used in the present or future tense and for periods subsequent to the Transactions Date.

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
On February 27, 2015, we completed the Transactions pursuant to a Transaction Agreement, dated January 14, 2015 (the “Transaction Agreement”), by and among us, Azure, the General Partner, NuDevco Partners, LLC and its affiliates ("NuDevco") and Marlin IDR Holdings, LLC, a Delaware limited liability company and wholly-owned subsidiary of NuDevco (“IDRH”). Pursuant to the Transaction Agreement, Azure contributed the Marlin Midstream Predecessor to us and Azure acquired all of the equity interests in our General Partner and 90% of our IDR Units (as defined below) from NuDevco.

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

•
Azure contributed the Marlin Midstream Predecessor to us through the contribution, indirectly or directly, of: (i) all of the outstanding general and limited partner interests in Talco Midstream Assets, Ltd., a Texas limited liability company and subsidiary of Azure ("Talco"); and (ii) certain assets owned by TGG Pipeline, Ltd., a Texas limited liability company and subsidiary of Azure ("TGG" and, collectively with Talco, "TGGT"), in exchange for aggregate consideration of $162.5 million, which was paid to Azure in the form of: (i) $99.5 million in cash; and (ii) the issuance of 90 IDR Units (the foregoing transaction, collectively, the “Contribution”); and

•
Azure purchased from NuDevco: (i) all of the outstanding membership interests in the General Partner for $7.0 million; and (ii) an option to acquire up to 20% of our common and subordinated units held by NuDevco as of the execution date of the Transaction Agreement.

On May 20, 2015, we submitted written notice to NASDAQ Global Market to voluntarily delist our common units and applied to list our common units on the New York Stock Exchange ("NYSE"). The delisting became effective following the close of business on May 28, 2015, and our common units commenced trading on the NYSE at market open on May 29, 2015 under the ticker "AZUR".
On June 17, 2015, we and the General Partner entered into an Underwriting Agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, J.P. Morgan Securities LLC and RBC Capital Markets, LLC, as representatives of the several underwriters named therein (the “Underwriting Agreement”) relating to the public offering of 3,500,000 common units representing limited partner interests in the Partnership at a price to the public of $14.17 per common unit (the “Offering”). Pursuant to the Underwriting Agreement, we also granted the underwriters a 30-day option to purchase up to an additional 525,000 common units at the same price.
The Offering closed on June 22, 2015. We received net proceeds from the sale of the common units sold in the Offering of approximately $48.3 million, including the proportionate capital contribution by the General Partner to maintain its 1.97% general partner interest and after deducting the underwriting discount and estimated offering expenses payable by the Partnership.

As of June 30, 2015, Azure owned and controlled: (i) the General Partner, representing a 1.97% general partner interest in us; and (ii) 90% of our IDR Units. As of June 30, 2015, NuDevco owned: (i) 1,939,265 of our common units, representing a 8.88% limited partner interest; (ii) 8,724,545 of our subordinated units, representing a 39.93% limited partner interest; and (iii) 10% of our IDR Units (as defined below). As of June 30, 2015, the public owned 10,756,091 of our common units, representing a 49.23% limited partner interest. Azure, through its ownership of our General Partner, controls us and is responsible for managing our business and operations.

The following financial information gives effect to the business combination and the Transactions discussed above under the acquisition method of accounting, and the business combination was accounted for in accordance with the applicable reverse merger accounting guidance. Azure acquired a controlling financial interest in us through the acquisition of our General Partner. As a result, the Marlin Midstream Predecessor is deemed to be the accounting acquirer of the Partnership because its parent company, Azure, obtained control of the Partnership through its control of our General Partner. Consequently, the Marlin Midstream Predecessor is deemed to be the predecessor of the Partnership for financial reporting purposes, and the historical financial statements of the Partnership were recast and reflect the Marlin Midstream Predecessor for all periods prior to the Transactions Date.

The Marlin Midstream Predecessor's assets and liabilities retained their historical carrying values. Additionally, the Partnership's assets acquired and liabilities assumed by the Marlin Midstream Predecessor in the business combination were recorded at their fair values measured as of the Transactions Date. The excess of the assumed purchase price of the Partnership over the estimated fair values of the Partnership's net assets acquired were recorded as goodwill. The assumed purchase price or enterprise value of the Partnership was determined using acceptable fair value methods, and is partially derived from the consideration Azure paid for our General Partner and 90% of our IDR Units. Additionally, because the Marlin Midstream Predecessor is reflected at Azure’s historical cost, the difference between the $162.5 million in consideration paid by the Partnership and Azure's historical carrying values (net book value) at the Transactions Date was recorded as an increase to partners’ capital in the amount of $51.7 million. The assumed purchase price and fair values are preliminary and were prepared with the assistance of our external fair value specialists, and represent management's best estimate of the enterprise value and fair values of the Partnership.

OUR ASSETS

Our assets and operations are organized into the following two operating segments:

Gathering and Processing Segment

Our gathering and processing segment consists primary of midstream natural gas assets, including: (i) two related natural gas processing facilities located in Panola County, Texas with an approximate design capacity of 220 MMcf/d; (ii) a natural gas processing facility located in Tyler County, Texas with an approximate design capacity of 80 MMcf/d; (iii) 747 miles of high-and low-pressure gathering lines that currently serve approximately 100,000 dedicated acres and have access to seven major downstream markets, our Panola County processing plants and three third-party processing plants; and (iv) two NGL transportation pipelines with an approximate design capacity of 20,000 Bbls/d that connect our Panola County and Tyler County processing facilities to third party NGL pipelines.

Our primary gathering and processing segment assets are located in long-lived oil and natural gas producing regions in East Texas and gather and process NGL-rich natural gas streams associated with production primarily from the Cotton Valley Sands, Haynesville Shale, Austin Chalk and Eaglebine formations.

Logistics Segment

Our logistics segment consists of three crude oil transloading facilities: (i) our Wildcat facility located in Carbon County, Utah, where we currently operate two skid transloaders and four ladder transloaders; (ii) our Big Horn facility located in Big Horn County, Wyoming, where we currently operate two skid transloaders and two ladder transloaders; and (iii) our East New Mexico facility located in Sandoval County, New Mexico, where we currently operate two skid transloaders and two ladder transloaders. Our transloaders are used to unload crude oil from tanker trucks and load crude oil into railcars. Our facilities provide transloading services for production originating from well-established crude oil producing basins, such as the Uinta, San Juan and Powder River Basins, which we believe are currently underserved by our competitors. Our combined transloading capacity is 31,200 Bbls/d in normal operating conditions.

FACTORS AFFECTING THE COMPARABILITY OF OUR OPERATING RESULTS

As described above, the Marlin Midstream Predecessor was deemed to be the accounting acquirer of the Partnership in accordance with applicable business combination accounting guidance and, as a result, the historical financial statements of the Partnership were recast to reflect the statement of position and results of operations of the Marlin Midstream Predecessor for periods prior to the Transactions Date. Therefore, the Partnership's future results of operations may not be comparable to the Marlin Midstream Predecessor's historical results of operations for the reasons described below.

Ownership

Azure controls us through its ownership of our General Partner, and Azure is responsible for the management of the operations of our business. In connection with the closing of the Transactions, the Partnership terminated its Omnibus Agreement, dated July 31, 2013 (the “Existing Omnibus Agreement”), by and between NuDevco and its affiliates, the General Partner and the Partnership. Also in connection with the closing of the Transactions, the Partnership entered into an omnibus agreement (the “New Omnibus Agreement”) with the General Partner and Azure, pursuant to which, among other things:

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

The Partnership's ongoing results of operations are comprised of our gathering and processing business segment, including the Marlin Midstream Predecessor, and our logistics business segment. The ongoing results of operations are under Azure management, as it controls our General Partner. As a result, the historical results of operations of the Marlin Midstream Predecessor will not be comparable to the Partnership's future results of operations.

Revenues

The revenues generated by the Partnership consist of the revenues from the gathering and processing segment, including the Marlin Midstream Predecessor, and the logistics segment subsequent to the Transactions Date. The historical revenues included within the Partnership's financial statements prior to the Transactions Date are comprised of the Marlin Midstream Predecessor. The Marlin Midstream Predecessor's primary revenue producing activities are the sales of natural gas and NGLs and the sale of condensate liquids. The Marlin Midstream Predecessor also earns gathering services and other fee based revenues from the gathering, compression and treating of natural gas. The Partnership's revenues are primarily derived from natural gas processing and fees earned from its gathering, processing and transloading operations. Therefore, our ongoing operating results include incremental gathering, processing and other fee-based revenues compared with the historical revenues of the Marlin Midstream Predecessor.

General and Administrative Expenses

Under the New Omnibus Agreement, Azure has the ability to determine the Services and the amount of such Services it provides to the Partnership. These general and administrative expenses are not comparable to the general and administrative expenses previously allocated to Marlin Midstream Predecessor from Azure. In addition, the Partnership's general and administrative expenses are not comparable to the historical Marlin Midstream Predecessor's general and administrative expenses because the Partnership's general and administrative expenses include the expenses associated with being a publicly traded master limited partnership whereas the Marlin Midstream Predecessor was operated as a component of a private company.

Financing

In connection with the Transactions, the Partnership entered into a new senior secured revolving credit facility (the “Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and SG Americas Securities, LLC (collectively, the “Lenders”). The Credit Agreement has a maturity date of February 27, 2018 and up to $250.0 million in commitments. As a result, the Partnership's long-term debt and related charges are not comparable to the Marlin Midstream Predecessor's historical long-term debt and related charges. We expect ongoing sources of liquidity to include cash generated from operations, our new Credit Agreement and additional issuances of debt and equity securities.

HOW WE EVALUATE OUR OPERATIONS

Our management uses a variety of financial and operational metrics to analyze the Partnership's performance. These metrics include: (i) throughput volume; (ii) Adjusted EBITDA; (iii) operating expenses; and (iv) capital spending.

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

The following table presents a reconciliation of the non-GAAP financial measure of Adjusted EBITDA to the GAAP financial measure of net income (loss):

In thousands	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Net income	$1,702	$433
Add (Deduct):
Interest expense	1,980	4,349
Income tax expense	646	710
Depreciation and amortization expense	5,233	7,781
Other adjustments (1)	1,864	2,627
Adjusted EBITDA	$11,425	$15,900

(1) Other adjustments consists of non-recurring and non-cash items, including: (i) non-recurring expenses associated with the Transactions and Transition Services Agreement between the Partnership and Azure; and (ii) non-cash volumetric natural gas imbalance adjustments.

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

Expenditure levels will increase as pipelines age and require higher levels of inspection, maintenance and capital replacement. Growth capital expenditures are cash expenditures to construct new midstream infrastructure, including those expenditures incurred in order to extend the useful lives of our assets, reduce costs, increase revenues, or increase system throughput or capacity from current levels. Examples of growth capital expenditures include the construction, development or acquisition of additional gathering pipelines, compressor stations, processing plants, transloading facilities and new well connections, in each case to the extent such capital expenditures are expected to expand our operating capacity or operating income. In the future, if we make acquisitions that increase system throughput or capacity, the associated capital expenditures will also be considered expansion capital expenditures.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

The following table presents selected financial data for each of the three months ended June 30, 2015 and 2014.

In thousands, except operating data	Three Months Ended June 30,
	2015	2014	Change
Operating Revenues:
Natural gas, NGLs and condensate revenue	$5,493	$10,786	$(5,293)
Gathering, processing, transloading and other fee revenue	15,973	3,512	12,461
Total operating revenues	21,466	14,298	7,168
Operating Expenses:
Cost of natural gas and NGLs	4,139	7,697	(3,558)
Operation and maintenance	3,789	1,979	1,810
General and administrative	3,977	1,095	2,882
Depreciation and amortization	5,233	1,334	3,899
Total operating expenses	17,138	12,105	5,033
Operating income	4,328	2,193	2,135
Interest expense	1,980	2,604	(624)
Net income (loss) before income tax expense	2,348	(411)	2,759
Income tax expense	646	40	606
Net income (loss)	$1,702	$(451)	$2,153

Key performance metrics:
Adjusted EBITDA (1)	$11,425
Operating data:
Average throughput volumes of natural gas (MMcf/d)	275	191
Average volume of processed gas (MMcf/d)	185
Transloading Facilities (Bbls/d)	22,496

(1) Adjusted EBITDA is not a financial measure presented in accordance with GAAP. For a reconciliation of Adjusted EBITDA to its most directly comparable financial measure calculated and presented in accordance with GAAP, please see - “How We Evaluate Our Operations.”

Revenues

Natural gas, NGLs and condensate revenue decreased by $5.3 million to $5.5 million for the three months ended June 30, 2015, as compared to $10.8 million for the three months ended June 30, 2014. This decrease was primarily attributed to the Marlin Midstream Predecessor, which recognized revenue of $3.3 million for the three months ended June 30, 2015 compared to $10.8 million for the three months ended June 30, 2014. This decrease was a result of declines in commodity prices period over period and a result of lower volumes period over period. The decrease in natural gas, NGLs and condensate revenue attributed to the Marlin Midstream Predecessor was partially offset by an increase of $2.2 million in revenue attributed to the Partnership's historical midstream assets, which are included within the consolidated results of operations subsequent to the Transactions Date.

Gathering, processing, transloading and other fee revenue increased by $12.5 million to $16.0 million for the three months ended June 30, 2015, as compared to $3.5 million for the three months ended June 30, 2014. This increase was attributable to the Partnership's historical midstream assets, which are included within the consolidated results of operations subsequent to the Transactions Date.

Cost of Revenues

Cost of natural gas and NGLs decreased by $3.6 million to $4.1 million for the three months ended June 30, 2015, as compared to $7.7 million for the three months ended June 30, 2014. This decrease was primarily attributed to the Marlin Midstream Predecessor, which recognized cost of $2.2 million for the three months ended June 30, 2015 compared to $7.7 million for the three months ended June 30, 2014. This decrease was a result of lower commodity prices and volumes purchased period over period, and the decrease directly correlates to the decrease in natural gas, NGLs and condensate revenue for the period. The decrease in cost of natural gas and NGLs attributed to the Marlin Midstream Predecessor was partially offset by an increase of $1.9 million attributable to the Partnership's historical midstream assets, which are included within the consolidated results of operations subsequent to the Transactions Date .

Operation and Maintenance Expense

Operation and maintenance expense increased by $1.8 million to $3.8 million for the three months ended June 30, 2015, as compared to $2.0 million for the three months ended June 30, 2014. This increase was a result of a $2.5 million increase attributable to the Partnership's historical midstream assets, which are included within the condensed results of operations subsequent to the Transactions Date. This increase was partially offset by a decrease of $0.7 million in the Marlin Midstream Predecessor's operations and maintenance expense period over period, and was a result of lower compression rental, asset integrity management and repairs and maintenance expenses.

General and Administrative Expense

General and administrative expense increased by $2.9 million to $4.0 million for the three months ended June 30, 2015, as compared to $1.1 million for the three months ended June 30, 2014. This increase was primarily the result of $4.0 million increase attributable to the Partnership's historical midstream assets, which are included within the condensed results of operations subsequent to the Transactions Date. This increase was partially offset by by a decrease of $1.1 million in the Marlin Midstream Predecessor's general and administrative expense period over period.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $3.9 million to $5.2 million for the three months ended June 30, 2015, as compared to $1.3 million for the three months ended June 30, 2014. This increase was primarily the result of $3.7 million increase attributable to the Partnership's historical midstream assets, which were adjusted to fair value in connection with the business combination and are included within the condensed results of operations subsequent to the Transactions Date. In addition, depreciation and amortization expense increased $0.2 million related to the allocation of expense to the Marlin Midstream Predecessor period over period.

Interest Expense

Interest expense decreased by $0.6 million to $2.0 million for the three months ended June 30, 2015, as compared to $2.6 million for the three months ended June 30, 2014. This decrease was primarily a result of a $2.6 million decrease related charges that were allocated to the Marlin Midstream Predecessor period over period. The decrease in interest expense was partially offset by $2.0 million in interest expense attributed to the Partnership and the Credit Agreement, which are included within the condensed results of operations subsequent to the Transactions Date.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

The following table presents selected financial data for each of the six months ended June 30, 2015 and 2014.

In thousands, except operating data	Six Months Ended June 30,
	2015	2014	Change
Operating Revenues:
Natural gas, NGLs and condensate revenue	$10,053	$20,618	(10,565)
Gathering, processing, transloading and other fee revenue	24,239	6,157	18,082
Total operating revenues	34,292	26,775	7,517
Operating Expenses:
Cost of natural gas and NGLs	8,005	13,823	(5,818)
Operation and maintenance	6,627	4,292	2,335
General and administrative	6,387	2,287	4,100
Depreciation and amortization	7,781	2,627	5,154
Asset impairments	—	150	(150)
Total operating expenses	28,800	23,179	5,621
Operating income	5,492	3,596	1,896
Interest expense	4,349	5,260	(911)
Other income	—	(2)	2
Net income (loss) before income tax expense	1,143	(1,662)	2,805
Income tax expense	710	76	634
Net income (loss)	$433	$(1,738)	$2,171

Key performance metrics:
Adjusted EBITDA (1)	$15,900
Operating data: (2)
Average throughput volumes of natural gas (MMcf/d)	290	186
Average volume of processed gas (MMcf/d)	186
Transloading Facilities (Bbls/d)	22,512

(1) Adjusted EBITDA is not a financial measure presented in accordance with GAAP. For a reconciliation of Adjusted EBITDA to its most directly comparable financial measure calculated and presented in accordance with GAAP, please see - “How We Evaluate Our Operations.”

(2) The operating data presented for the six months ended June 30, 2015, is for the period March 1, 2015 to June 30, 2015, the period in which the Partnership is included within the consolidated financial results.

Revenues

Natural gas, NGLs and condensate revenue decreased by $10.6 million to $10.1 million for the six months ended June 30, 2015, as compared to $20.6 million for the six months ended June 30, 2014. This decrease was primarily attributed to the Marlin Midstream Predecessor, which recognized revenue of $7.2 million for the six months ended June 30, 2015 compared to natural gas sales of $20.6 million for the six months ended June 30, 2014. This decrease was primarily a result of declines in commodity prices period over period and a result of lower volumes period over period. This decrease was partially offset by an increase of $2.8 million in natural gas, NGLs and condensate revenue attributed to the Partnership's historical midstream assets, which are included within the consolidated results of operations subsequent to the Transactions Date.

Gathering, processing, transloading and other fee revenue increased by $18.1 million to $24.2 million for the six months ended June 30, 2015, as compared to $6.2 million for the six months ended June 30, 2014. Of this increase, $17.1 million was attributable to the Partnership's historical midstream assets, which are included within the consolidated results of operations subsequent to the Transactions Date. The remaining increase of $0.9 million was attributable to the Marlin Midstream Predecessor.

Cost of Revenues

Cost of natural gas and NGLs decreased by $5.8 million to $8.0 million for the six months ended June 30, 2015, as compared to $13.8 million for the six months ended June 30, 2014. This decrease was primarily attributed to the Marlin Midstream Predecessor, which recognized cost of $5.2 million for the three months ended June 30, 2015 compared to $13.8 million for the three months ended June 30, 2014. This decrease was a result of lower commodity prices and volumes purchased period over period, and the decrease directly correlates to the decrease in natural gas, NGLs and condensate revenue for the period. The decrease cost of natural gas and NGLs attributed to the Marlin Midstream Predecessor was partially offset by an increase of $2.8 million attributable to the Partnership's historical midstream assets, which are included within the consolidated results of operations subsequent to the Transactions Date.

Operation and Maintenance Expense

Operation and maintenance expense increased by $2.3 million to $6.6 million for the six months ended June 30, 2015, as compared to $4.3 million for the six months ended June 30, 2014. The increase in operations and maintenance expense was a result of a $3.8 million increase in operations and maintenance expense attributed to the Partnership's historical midstream assets, which are included within the condensed results of operations subsequent to the Transactions Date. The increase was offset by a decrease of $1.5 million in the Marlin Midstream Predecessor's operations and maintenance expense period over period, and was a result of lower compression rental, treating chemical usage, utilities usage, asset integrity management and repairs and maintenance expenses.

General and Administrative Expense

General and administrative expense increased by $4.1 million to $6.4 million for the six months ended June 30, 2015, as compared to $2.3 million for the six months ended June 30, 2014. This increase was primarily the result of a $5.0 million increase attributed to the Partnership's historical midstream assets, which are included within the condensed results of operations subsequent to the Transactions Date. This increase was partially offset by by a decrease of $0.9 million in the Marlin Midstream Predecessor's general and administrative expense period over period.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $5.2 million to $7.8 million for the six months ended June 30, 2015, as compared to $2.6 million for the six months ended June 30, 2014. This increase was primarily a result of a $4.9 million increase attributed to the Partnership's historical midstream assets, which were adjusted to fair value in connection with the business combination and are included within the condensed results of operations subsequent to the Transactions Date. The remaining increase of $0.2 million was attributable to the Marlin Midstream Predecessor.

Interest Expense

Interest expense decreased by $1.0 million to $4.3 million for the six months ended June 30, 2015, as compared to $5.3 million for the six months ended June 30, 2014. This decrease was primarily a result of a $3.7 million decrease that was allocated to the Marlin Midstream Predecessor period over period. This decrease in interest expense was partially offset by $2.7 million in interest expense attributed to the Partnership and the Credit Agreement, which are included within the condensed results of operations subsequent to the Transactions Date.

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

Distributions

For the quarter ended June 30, 2015, we intend to pay a minimum quarterly distribution of $0.37 per unit, which equates to $8.2 million, or approximately $32.8 million on an annualized basis. However, other than the requirement in our partnership agreement to distribute all of our available cash each quarter, we have no obligation to make quarterly cash distributions in this or any other amounts, and our general partner has considerable discretion to determine the amount of our available cash each quarter.

Credit Agreement

On February 27, 2015, we entered into the Credit Agreement whereby the lenders agreed to extend to us a senior secured revolving credit facility of up to $250.0 million. We immediately borrowed $180.8 million under the Credit Agreement, of which $162.5 million was used in connection with the Transactions and $15.0 million was used for the repayment and termination of our then-existing credit facility. Future drawings will be used for working capital, permitted acquisitions and capital expenditure, and other general corporate purposes. The maturity date of the Credit Agreement is February 27, 2018. We had outstanding borrowings under the Credit Agreement of $143.0 million as of June 30, 2015.

The Credit Agreement requires that (a) all domestic restricted subsidiaries guarantee our obligations and the obligations of the subsidiary guarantors under: (i) the Credit Agreement and other loan documents; and (ii) certain hedging agreements and cash management agreements with lenders and affiliates of lenders; and (b) all such obligations be secured by a security interest in substantially all of our assets and the assets of our subsidiary guarantors, in each case, subject to certain customary exceptions.

Borrowings under the Credit Agreement bear interest at (a) the LIBOR Rate (as defined in the Credit Agreement) plus an applicable margin of 2.75% to 3.75% or (b) the Base Rate (as defined in the Credit Agreement) plus an applicable margin of 1.75% to 2.75%, in each case, based on the Consolidated Total Leverage Ratio (as defined in the Credit Agreement).

All of the Partnership's domestic restricted subsidiaries guarantee our obligations under the Credit Agreement, and all such obligations are secured by a security interest in substantially all of our assets, in each case, subject to certain customary exceptions. The Credit Agreement contains affirmative and negative covenants customary for credit facilities of its size and nature that, among other things, limit or restrict our ability and the ability of our subsidiaries to: (a) incur additional debt; (b) grant certain liens; (c) make certain investments; (d) engage in certain mergers or consolidations; (e) dispose of certain assets; (f) enter into certain types of transactions with affiliates; and (g) make distributions, with certain exceptions, including the distribution of Available Cash (as defined in the partnership agreement) if no default or event of default exists. As of June 30, 2015, we were in compliance with all of our covenants associated with the Credit Agreement.

Public Offering of Partnership Common Units
On June 17, 2015, we and the General Partner entered into an Underwriting Agreement related to the Offering. The Offering closed on June 22, 2015. The Partnership received net proceeds from the sale of the common units sold in the Offering of approximately $48.3 million including the proportionate capital contribution by the General Partner to maintain its 1.97% general partner interest and after deducting the underwriting discount and estimated offering expenses payable by the Partnership.
On July 17, 2015, underwriters of the Partnership's completed Offering, exercised their option to purchase an additional

90,000 common units. Total net proceeds from the sale of these additional common units, including the General Partner's proportionate capital contribution and after deducting underwriting discounts and commissions and estimated offering expenses, was approximately $1.2 million.

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

CASH FLOWS
Net cash flows provided by (used in) operating activities, investing activities and financing activities for the six months ended June 30, 2015 and 2014 were as follows:

In thousands	Six Months Ended June 30,
	2015	2014	Change
Net cash provided by (used in):
Operating activities	$(4,075)	$2,357	$(6,432)
Investing activities	$117,523	$(2,737)	$120,260
Financing activities	$(108,269)	$380	$(108,649)

Operating Activities. Cash flows used in operations for the six months ended June 30, 2015 were $4.1 million compared to cash flows provided by operations of $2.4 million for the six months ended June 30, 2014. The change in cash flows from operations was primarily due to a net use of cash of $14.4 million period over period from changes in operating assets and liabilities from the Partnership's historical midstream assets, which are included within the consolidated results of operations subsequent to the Transactions Date. This use of cash was partially offset by: (i) higher depreciation and amortization expense of $5.2 million period over period related to the Partnership's historical midstream assets, which were adjusted to fair value in connection with the business combination and are included within the consolidated results of operations subsequent to the Transactions Date; (ii) net income of $0.4 million recognized during the six months ended June 30, 2015 compared to a net loss of $1.7 million in the six months ended June 30, 2014; and (iii) higher deferred income tax liability of $0.6 million.
Investing Activities. Cash flows provided by investing activities were $117.5 million for the six months ended June 30, 2015 compared to cash flows used in investing activities of $2.7 million for the six months ended June 30, 2014. The cash flows provided by investing activities for the six months ended June 30, 2015 were primarily associated with the $117.3 million in cash acquired in the business combination, which represents the net cash held by the Partnership immediately prior to the business combination. The net cash balance held by the Partnership immediately prior to the business combination was assumed to be the $180.8 million in cash borrowed under the Credit Agreement less the $63.0 million paid in connection with the redemption of 90 IDR Units from NuDevco. The cash flows used in investing activities during the three months ended June 30, 2014 were associated with capital expenditures incurred by the Marlin Midstream Predecessor during the period.
Financing Activities. Cash flows used in financing activities were $108.3 million for the six months ended June 30, 2015 compared to cash flows provided by financing activities of $0.4 million for the six months ended June 30, 2014. The cash flows used in financing activities for the six months ended June 30, 2015 were primarily associated with: (i) $99.5 million in cash distribution related to the Transactions; (ii) $47.3 million repayment of long-term debt on our Credit Agreement from proceeds from the Offering; (iii) $15.0 million repayment of long-term debt under the Partnership's previous credit facility in connection with the Transactions; (iv) $6.8 million quarterly distribution to unitholders; partially offset by (v) $48.3 million proceeds from the Offering; (vi) $9.5 million of borrowings under our Credit Agreement; and (vii) $2.8 million in predecessor parent company net investment for the period January 1, 2015 to February 28, 2015. The cash flows provided financing activities for the six months ended June 30, 2014 were primarily associated with the $4.0 million in predecessor parent company net investment, partially offset by $3.6 million in allocated repayments of long-term debt under the Azure Credit Agreement.

OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a significant current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS
A summary of our contractual obligations as of June 30, 2015 is as follows:

In thousands	2015	2016	2017	2018	2019	Thereafter	Total
Operating lease agreements (1)	$323	$462	$235	$135	$135	$1,109	$2,399
Long-term debt (2)	2,522	5,003	5,003	143,733	—	—	156,261
Total	$2,845	$5,465	$5,238	$143,868	$135	$1,109	$158,660

(1) The contractual obligations associated with operating lease agreements relate to various midstream property and equipment operating leases that are used in our gathering, processing and transloading operations and have terms of greater than one year.

(2) The contractual obligations associated with long-term debt and interest expense relate to obligations under our Credit Agreement. The Credit Agreement has a maturity date of February 27, 2018, and we have estimated the outstanding borrowings as of June 30, 2015 will be paid at maturity. We have estimated a weighted average interest rate of 3.50% in determining the future interest obligations associated with the Credit Agreement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have updated our critical accounting policies described in our annual report on Form 10-K as a result of the Transactions described above and the resulting accounting and financial reporting effects. The following serves to update our critical accounting policies.

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

Depreciation Methods and Estimated Useful Lives of Property, Plant and Equipment

We calculate depreciation expense using the straight-line method over the estimated useful lives of our property, plant and equipment. We assign asset lives based on reasonable estimates when an asset is placed into service. We periodically evaluate the estimated useful lives of our property, plant and equipment and revise our estimates when and as appropriate. Because of the expected long useful lives of the property, plant and equipment, we depreciate our property, plant and equipment over periods ranging from 5 years to 45 years. Changes in the estimated useful lives of the property, plant and equipment could have a material adverse effect on our results of operations.

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

Accounting for Awards under the Long-term Incentive Plan

In connection with the Partnership's IPO, in July 2013, the board of directors of the general partner adopted the Marlin Midstream Partners, LP 2013 Long-Term Incentive Plan (LTIP). Individuals who are eligible to receive awards under the LTIP include: (i) our employees and the employees of NuDevco Midstream Development and its affiliates; (ii) directors of the Partnership’s general partner; and (iii) consultants. The LTIP provides for the grant of unit options, unit appreciation awards, restricted units, phantom units, distribution equivalent rights, unit awards, profits interest units, and other unit-based awards. The maximum number of common units issuable under the LTIP is 1,750,000.
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
Subsequent to the closing of the Transactions, we awarded phantom units under the LTIP to certain named executive officers and employees of the General Partner. Each phantom unit is the economic equivalent of one common unit of the Partnership and entitles the grantee to receive one common unit or an amount of cash equal to the fair market value of a common unit upon the vesting of the phantom unit. The phantom units shall vest in three equal annual installments with the first installment vesting on July 1, 2016. In addition, we awarded common units under the LTIP to an employee of the General Partner, which vested immediately upon issuance.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

We have exposure to changes in interest rates under our new Credit Agreement. The credit markets continues to produce an environment of low interest rates. It is possible that monetary policy will tighten, resulting in higher interest rates to counter possible inflation. Interest rates on our Credit Agreement, which is under floating interest rates, and future debt offerings could be higher than current levels, causing our financing costs to increase accordingly. For the six months ended June 30, 2015, a 1% change in the interest rate under our Credit Agreement would have resulted in a $0.7 million change in interest expense.

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

Counterparty and Customer Credit Risk

For the six months ended June 30, 2015, the Marlin Midstream Predecessor and the Partnership had three customers that each accounted for more than 10% of our revenues. For the six months ended June 30, 2015, AES accounted for 36.0%, Anadarko Petroleum Company accounted for 17.5% and BP plc accounted for 11.5% of our revenues.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of our General Partner performed an evaluation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC and to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our General Partner's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner have concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Partnership’s internal control over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act during the second fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Security holders and potential investors in our securities should carefully consider the risk factors set forth under Part I. Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2014. The following risk factor updates the risks described in our Annual Report on Form 10-K. There has been no material change in our risk factors from those described in the Annual Report on Form 10-K other than those set forth below. These risks are not the sole risks for investors. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

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
In addition, the IRS, on May 5, 2015, issued proposed regulations concerning which activities give rise to qualifying income within the meaning of Section 7704 of the Internal Revenue Code. We do not believe the proposed regulations affect our ability to qualify as a publicly traded partnership. However, finalized regulations could modify the amount of our gross income that we are able to treat as qualifying income for the purposes of the qualifying income requirement.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. EXHIBIT INDEX

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report, and such Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Azure Midstream Partners, LP
By: Azure Midstream Partners GP, LLC,
The General Partner of Azure Midstream Partners, LP

August 10, 2015	/s/ Eric T. Kalamaras
Eric T. Kalamaras
Chief Financial Officer of Azure Midstream Partners GP, LLC (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

1.1	Underwriting Agreement, dated June 17, 2015, by and among Azure Midstream Partners, LP, Azure Midstream Partners GP, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, J.P. Morgan Securities LLC and RBC Capital Markets, LLC, as representatives of the several underwriters named therein.	8-K	1.1	6/23/2015	001-36018
3.1	Certificate of Limited Partnership of Marlin Midstream Partners, LP.	DRS	3.1	5/3/2013	377-00170
3.2*	Certificate of Amendment to the Certificate of Limited Partnership of Marlin Midstream Partners, LP, effective as of May 19, 2015.	8-K	3.3	5/21/2015	001-36018
3.3	Second Amended and Restated Agreement of Limited Partnership of Marlin Midstream Partners, LP dated as of February 27, 2015.	8-K	3.2	3/5/2015	001-36018
3.4	First Amendment to Second Amended and Restated Agreement of Limited Partnership of Marlin Midstream Partners, LP, effective as of May 19, 2015.	8-K	3.3	5/21/2015	001-36018
3.5	Certificate of Formation of Marlin Midstream GP, LLC.	DRS	3.3	5/3/2013	377-00170
3.6	Certificate of Amendment to Certificate of Formation of Marlin Midstream GP, LLC, effective as of May 19, 2015.	8-K	3.1	5/21/2015	001-36018
3.7	First Amendment to First Amended and Restated Limited Liability Company Agreement of Marlin Midstream GP, LLC, effective as of May 19, 2015.	8-K	3.2	5/21/2015	001-36018
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32**	Certifications pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Document.
101.LAB*	XBRL Labels Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.

* Filed Herewith.
**Furnished Herewith.