Form 10-Q
period 2015-09-30
AZURE MIDSTREAM PARTNERS, LP
filed 2015-11-09
CIK 1575599

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer ☐		Accelerated filer ☒

Non-accelerated filer ☐	(Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). Yes ☐ No ☑

The registrant had the following number of units outstanding as of November 9, 2015:

Class	Units Outstanding
Common Units	13,044,654
Subordinated Units	8,724,545

AZURE MIDSTREAM PARTNERS, LP
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2015

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014	5
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2015 and 2014 (unaudited)	6
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014 (unaudited)	7
Condensed Consolidated Statements of Partners' Capital and Predecessor Parent Company Net Investment for the Nine Months Ended September 30, 2015 (unaudited)	8
Notes to the Condensed Consolidated Financial Statements (unaudited)	9
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	32
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	48
Item 4. CONTROLS AND PROCEDURES	49
PART II. OTHER INFORMATION	50
Item 1. LEGAL PROCEEDINGS	50
Item 1A. RISK FACTORS	50
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	50
Item 3. DEFAULTS UPON SENIOR SECURITIES	50
Item 4. MINE SAFETY DISCLOSURES	50
Item 5. OTHER INFORMATION	50
Item 6. EXHIBITS	52
SIGNATURES	53

GLOSSARY OF TERMS

The following are definitions of certain terms used in this Quarterly Report on Form 10-Q ("Quarterly Report"):

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

Cautionary Note Regarding Forward-Looking Statements

We have made in this Quarterly Report, and may from time to time otherwise make in other public filings, press releases and discussions by management, forward-looking statements concerning our operations, economic performance and financial condition. These statements can be identified by the use of forward-looking terminology including “may,” “will,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” or other similar words. These statements discuss future expectations, contain projections of results of operations or financial condition or include other “forward-looking” information. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will be realized. These forward-looking statements involve risks and uncertainties. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the following risks and uncertainties:

•
the volatility of natural gas, crude oil and NGL prices and the price and demand of products derived from these commodities, particularly in the current depressed energy price environment, which has the potential for further deterioration and has resulted in a material reduction in oil and gas exploration, development and production;

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

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014 (the "Annual Report") and Part II, "Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

The risk factors and other factors noted throughout or incorporated by reference in this Quarterly Report could cause our actual results to differ materially from those contained in any forward-looking statement. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

AZURE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except number of units)

	(unaudited)
	September 30, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$8,385	$—
Accounts receivable, net	6,838	8,354
Accounts receivable—affiliates	3,178	76
Other current assets	590	435
Total current assets	18,991	8,865

Property, plant, and equipment, net	488,765	304,175
Intangible assets, net	61,208	—
Other assets	3,359	6,163
TOTAL ASSETS	$572,323	$319,203

LIABILITIES, PARTNERS’ CAPITAL AND PREDECESSOR PARENT COMPANY NET INVESTMENT
Current liabilities:
Accounts payable and accrued liabilities	$7,974	$5,630
Accounts payable—affiliates	1,125	96
Current portion of long-term debt allocated from the Azure Credit Agreement	—	10,104
Total current liabilities	9,099	15,830
Long-term liabilities:
Long-term debt	225,735	181,871
Deferred income taxes	1,096	—
Other long-term liabilities	11,625	5,351
Total liabilities	247,555	203,052
Partners' capital and predecessor parent company net investment:
Common units (13,044,654 issued and outstanding as of September 30, 2015)	131,647	—
Subordinated units (8,724,545 issued and outstanding as of September 30, 2015)	119,628	—
General partner interest	3,493	—
Incentive distribution rights (100 issued and outstanding as of September 30, 2015)	70,000	—
Predecessor parent company net investment	—	116,151
Total partners’ capital and predecessor parent company net investment	324,768	116,151
TOTAL LIABILITIES, PARTNERS’ CAPITAL AND PREDECESSOR PARENT COMPANY NET INVESTMENT	$572,323	$319,203

See the accompanying notes to the condensed consolidated financial statements.

AZURE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)
 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating Revenues:
Natural gas, NGLs and condensate revenue	$5,677	$14,658	$16,998	$38,034
Natural gas, NGLs and condensate revenue—affiliates	(50)	920	655	3,290
Gathering, processing, transloading and other fee revenue	7,076	5,585	23,340	15,741
Gathering, processing, transloading and other fee revenue—affiliates	8,495	157	20,257	671
Total operating revenues	21,198	21,320	61,250	57,736
Operating Expenses:
Cost of natural gas and NGLs	3,720	10,902	11,674	22,705
Cost of natural gas and NGLs—affiliates	1,410	1,212	3,253	7,388
Operation and maintenance	5,032	2,509	15,467	10,266
General and administrative	3,561	1,582	10,809	4,573
Depreciation and amortization expense	5,914	2,032	14,992	5,948
Impairments (Note 7)	215,758	78	215,758	228
Total operating expenses	235,395	18,315	271,953	51,108
Operating income	(214,197)	3,005	(210,703)	6,628
Interest expense	1,973	3,965	8,671	11,447
Other (income) expense	(5)	228	1,675	414
Net loss before income tax expense	(216,165)	(1,188)	(221,049)	(5,233)
Income tax expense	269	62	768	163
Net loss	$(216,434)	$(1,250)	$(221,817)	$(5,396)

Net loss per unit and distributions declared:
Net loss	$(216,434)		$(221,817)
Less: Net loss attributable to Azure System Predecessor for the period January 1, 2015 to February 28, 2015	—		(3,543)
Net loss attributable to the Partnership	(216,434)		(218,274)
Less: Net loss attributable to the General Partner	(4,177)		(8,111)
Less: Net loss allocable to unvested phantom units	(3,562)		(3,562)
Net loss attributable to limited partners (1)	$(208,695)		$(206,601)

Net loss attributable to limited partner common units outstanding	$(124,603)		$(114,971)
Net loss attributable to limited partner subordinated units outstanding	$(84,092)		$(91,630)
Net loss per limited partner common and subordinated units - basic and diluted (1)	$(9.64)		$(10.50)
Weighted average number of limited partner common units outstanding	12,927,483		10,947,018
Weighted average number of limited partner subordinated units outstanding	8,724,545		8,724,545
Distributions declared per limited partner common and subordinated units	$0.37		$1.11
(1) For the nine months ended September 30, 2015, net loss per unit has been presented for the period March 1, 2015 to September 30, 2015, the period in which units were outstanding for accounting purposes (see Note 1).

See the accompanying notes to the condensed consolidated financial statements.

AZURE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(221,817)	$(5,396)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization expense	14,992	5,948
Amortization of deferred financing costs	1,001	1,387
Unit based compensation related to long-term incentive plan	432	—
Asset impairment	215,758	228
Deferred income taxes	685	—
Loss on debt extinguishment	—	78
Gas imbalance mark-to-market	98	—
Changes in assets and liabilities, net of effects of business combination:
Accounts receivable	(876)	2,267
Accounts receivable—affiliates	(3,102)	524
Other current assets	(322)	(39)
Accounts payable and accrued liabilities	(6,153)	2,159
Accounts payable and accrued liabilites—affiliates	1,029	(1,303)
Other long-term liabilities	6,274	4,283
Net cash provided by operating activities	7,999	10,136
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,495)	(9,889)
Cash received under aid in construction contracts	1,958	—
Assumed cash acquired in business combination	117,268	—
Acquisition of ETG, net of capital issued	(76,191)	—
Proceeds from sale of property and equipment	—	394
Net cash provided by (used in) investing activities	39,540	(9,495)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt under the Credit Agreement (Note 8)	93,500	—
Proceeds from public offering	49,549	—
Repayments of long-term debt under the Partnership's existing credit facility (Note 8)	(15,000)	(7,577)
Repayments of long-term debt under the Azure Credit Agreement (Note 8)	(3,741)	—
Repayments of long-term debt under the Credit Agreement (Note 8)	(48,537)	—
Cash distribution related to the Transactions	(99,500)	—
Distribution to unitholders	(14,950)	—
Payment of deferred financing costs	(346)	(123)
Consideration paid for ETG in excess of net book value	(3,809)	—
Predecessor parent company net investment	3,680	7,059
Net cash used in financing activities	(39,154)	(641)

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,385	—

CASH AND CASH EQUIVALENTS—Beginning of Period	—	—

CASH AND CASH EQUIVALENTS—End of Period	$8,385	$—
See the accompanying notes to the condensed consolidated financial statements.

AZURE MIDSTREAM PARTNERS, LP
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL AND
PREDECESSOR PARENT COMPANY NET INVESTMENT
(in thousands)
 (unaudited)

	General Partner Interest	Incentive Distribution Rights	Limited Partner		Predecessor Parent Company Net Investment	Total
			Common Units	Subordinated Units
Balance at December 31, 2014	$—	$—	$—	$—	$116,151	$116,151
Predecessor net loss for the period January 1, 2015 to February 28, 2015	—	—	—	—	(3,543)	(3,543)
Predecessor parent company net contribution for the period January 1, 2015 to February 28, 2015	—	—	—	—	2,754	2,754
Deemed contribution associated with the Transactions	—	—	—	—	126,481	126,481
Issuance of IDR Units in connection with the Transactions	—	63,000	—	—	—	63,000
Distribution made in connection with the Transactions	—	—	—	—	(162,500)	(162,500)
Allocation of Predecessor parent company net investment	—	—	26,562	25,148	(51,710)	—
Acquisition of Azure Midstream Partners, LP	7,034	7,000	194,780	184,357	—	393,171
Predecessor parent company net contribution associated with the ETG System	—	—	—	—	2,278	2,278
Public offering of common units	1,012	—	48,537	—	—	49,549
Quarterly distributions to unitholders	(265)	—	(8,229)	(6,456)	—	(14,950)
Unit based compensation related to long-term incentive plan	—	—	432	—	—	432
Issuance of 255,319 common units in connection with the Contribution Agreement	—	—	3,000	—	—	3,000
Consideration paid in excess of net book value in connection with the Contribution Agreement	—	—	(6,809)	—	—	(6,809)
Deemed contribution associated with the Contribution Agreement	—	—	—	—	50,219	50,219
Transfer of ETG net assets to Azure Midstream Partners, LP	—	—	—	—	(76,191)	(76,191)
Net loss for the period March 1, 2015 to September 30, 2015	(4,288)	—	(126,626)	(83,421)	(3,939)	(218,274)
Balance at September 30, 2015	$3,493	$70,000	$131,647	$119,628	$—	$324,768

See the accompanying notes to the condensed consolidated financial statements.

AZURE MIDSTREAM PARTNERS, LP AND
AZURE SYSTEM PREDECESSOR
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

General

In this Quarterly Report, the terms "Partnership," as well as the terms "our," "we," "us" and "its" are sometimes used as abbreviated references to Azure Midstream Partners, LP itself or Azure Midstream Partners, LP together with its consolidated subsidiaries, including the Azure System Predecessor. The term "Azure System Predecessor" refers to the Azure Legacy gathering system entities and assets (the "Legacy System") and the East Texas Gathering System entities and assets (the "ETG System" and together with the Legacy System, the "Azure System"). The Azure System Predecessor has been deemed to be the predecessor of the Partnership for accounting and financial reporting purposes. On May 19, 2015, the Partnership changed its name from Marlin Midstream Partners, LP to Azure Midstream Partners, LP.

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

As of September 30, 2015, Azure Midstream Energy LLC ("AME"), a Delaware limited liability company that is wholly owned by Azure Midstream Holdings LLC a Delaware limited liability company (collectively "Azure"), owned and controlled: (i) our general partner, Azure Midstream Partners GP, LLC, a Delaware limited liability company (the "General Partner"), through its ownership of a 1.93% general partner interest in us; and (ii) 90% of our IDR Units (as defined below). As of September 30, 2015, NuDevco owned: (i) 1,939,265 of our common units, representing a 8.74% limited partner interest; (ii) 8,724,545 of our subordinated units, representing a 39.30% limited partner interest; and (iii) 10% of our IDR Units (as defined below). As of September 30, 2015, the public owned 11,105,389 of our common units, representing a 50.03% limited partner interest. Azure, through its ownership of our General Partner, controls us and is responsible for managing our business and operations.

Sale of General Partner Interest and Contribution of the Legacy System

On February 27, 2015, we consummated a transaction agreement (the “Transaction Agreement”) by and amongst us, Azure, our General Partner, NuDevco and Marlin IDR Holdings Inc, LLC, a wholly-owned subsidiary of NuDevco (“IDRH”). The consummation of the Transaction Agreement resulted in Azure contributing the Legacy System to us, and Azure receiving $92.5 million in cash and acquiring 100% of the equity interests in our General Partner and 90% of our incentive distribution rights.

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

•
Azure contributed the Legacy System to us through the contribution, indirectly or directly, of: (i) all of the outstanding general and limited partner interests in Talco Midstream Assets, Ltd., a Texas limited liability company and subsidiary of Azure (“Talco”); and (ii) certain assets (the “TGG Assets”) owned by TGG Pipeline, Ltd., a Texas limited liability company and subsidiary of Azure ("TGG" and, collectively with Talco, "TGGT"), in exchange for aggregate consideration of $162.5 million, which was paid to Azure in the form of: (i) a cash

AZURE MIDSTREAM PARTNERS, LP AND
AZURE SYSTEM PREDECESSOR
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

payment of $99.5 million; and (ii) the issuance of 90 IDR Units (the foregoing transaction, collectively, the “Contribution”); and

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

Legacy System

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
The Offering closed on June 22, 2015. We received net proceeds from the sale of the common units sold in the Offering of $48.3 million, including the proportionate capital contribution by the General Partner to maintain its general partner interest and after deducting the underwriting discount and estimated offering expenses payable by the Partnership.
On July 17, 2015, the underwriters of the Offering exercised their option to purchase an additional 90,000 common units at a price to the public of $14.17 per common unit. Total net proceeds from the sale of these additional common units, including the General Partner's proportionate capital contribution and after deducting underwriting discounts and commissions and estimated offering expenses, was $1.2 million.
Contribution of the ETG System
On August 6, 2015, the Partnership entered into a contribution agreement (the “Contribution Agreement”) with AME, which is the sole member of the general partner. Pursuant to the Contribution Agreement, AME contributed 100% of the outstanding membership interests in Azure ETG, LLC ("Azure ETG") to the Partnership in exchange for the consideration described below (the "ETG Contribution"). The closing of the transactions contemplated by the Contribution Agreement occurred simultaneously with the execution of the Contribution Agreement. The Contribution Agreement contains customary representations and warranties, indemnification obligations and covenants by the parties, and provides that the ETG Contribution was effective on July 1, 2015.
The following transactions took place pursuant to the Contribution Agreement:

•
as consideration for the membership interests of Azure ETG, the Partnership paid AME $80.0 million in cash and issued 255,319 common units representing limited partner interests in the Partnership to Azure.

AZURE MIDSTREAM PARTNERS, LP AND
AZURE SYSTEM PREDECESSOR
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•	the Partnership entered into a gas gathering agreement (the "Gas Gathering Agreement") with TGG, an indirect subsidiary of AME.
The ETG System includes approximately 255 miles of gathering pipelines, two treating plants, 10 MMcf/d of processing capacity and four interconnections with major interstate pipelines providing 1.75 Bcf per day of access to downstream markets. A total of 336,000 gross acres in the Haynesville Shale and Bossier Shale formations are dedicated to the ETG System under 23 long-term producer contracts.
The Partnership financed the cash consideration portion of the ETG Contribution with an $80.0 million draw from its credit facility.

Azure

Azure is a midstream company with a focus on owning, operating, developing and acquiring midstream energy infrastructure in core producing areas in the United States. Azure currently provides natural gas gathering, compression, treating and processing services in northern Louisiana and east Texas in the Haynesville and Bossier Shale formations. Prior to the Transactions, Azure operated three main gathering systems: Holly, Legacy and Center, the latter of which was comprised of the Azure Shelby and Azure ETG subsystems. As described above, the Legacy System was contributed to us in connection with the Transactions and the ETG System was contributed to us in connection with the ETG Contribution. The two remaining gathering systems, Holly and Center, the latter of which is comprised of the Azure Shelby subsystem, may potentially be available, in whole or in part, to us as future dropdown acquisitions, although Azure has no obligation to offer us these assets.

2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation

Azure Midstream Partners, LP

The unaudited condensed consolidated financial statements give effect to the business combination, accounted for in accordance with the applicable reverse merger accounting guidance, the Transactions under the acquisition method of accounting and the Contribution Agreement, which was determined to be a transaction between entities under common control.

Azure acquired a controlling financial interest in us through the acquisition of our General Partner. As a result, the Azure System Predecessor was deemed to be the accounting acquirer of the Partnership because its parent company, Azure, obtained control of the Partnership through its control of the General Partner. Consequently, the Azure System Predecessor was deemed to be the predecessor of the Partnership for financial reporting purposes, and the historical financial statements of the Partnership were recast and reflect the Legacy System for all periods prior to the closing of the Transactions. The closing of the Transactions occurred on February 27, 2015, and are reflected in the consolidated financial statements of the Partnership using, for accounting purposes, a date of convenience of February 28, 2015 (the "Transaction Date"). The recording of the Transactions as of February 27, 2015 did not have a material effect to the condensed consolidated financial statements.

The Legacy System's assets and liabilities retained their historical carrying values. Additionally, the Partnership's assets acquired and liabilities assumed by the Azure System Predecessor in the business combination were recorded at their fair values measured as of the Transaction Date. The excess of the assumed purchase price of the Partnership over the estimated fair values of the Partnership's net assets acquired was recorded as goodwill. The assumed purchase price or enterprise value of the Partnership was determined using acceptable fair value methods, and was partially derived from the consideration Azure paid for the General Partner and 90 of the IDR Units. Additionally, because the Azure System Predecessor was reflected at Azure’s historical cost, the difference between the $162.5 million in consideration paid by the Partnership and Azure's historical carrying values (net book value) at the Transaction Date was recorded as an increase to partners’ capital in the amount of $51.7 million. The purchase price and fair values were prepared with the assistance of the Partnership's external fair value specialists and represent management's best estimate of the enterprise value and fair values of the Partnership.

The ETG Contribution on August 6, 2015 was determined to be a transaction between entities under common control for financial reporting purposes. Because the ETG Contribution is considered to be a transaction amongst entities under common control, the ETG System is reflected at Azure's historical cost and the difference between that historical cost and the purchase

AZURE MIDSTREAM PARTNERS, LP AND
AZURE SYSTEM PREDECESSOR
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

price is recorded as an adjustment to partners' capital. In addition, we have recast the financial results of the Partnership to include the financial results of the ETG System for all periods presented.

The condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As noted above, the historical condensed financial statements of the Partnership were recast to reflect the historical condensed financial statements of the Azure System Predecessor in accordance with the applicable accounting and financial reporting guidance. Therefore, the historical condensed financial statements are comprised of the condensed consolidated balance sheets and statements of operations of the Azure System Predecessor as of and for periods prior to the Transaction Date. The historical condensed financial statements are also comprised of the condensed consolidated balance sheets and statements of operations of the Partnership, which includes the Azure System Predecessor, as of and for all periods subsequent to the Transaction Date.

In preparing financial statements in accordance with GAAP, management makes informed judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses. Management evaluates its estimates and related assumptions regularly, utilizing historical experience and other methods considered reasonable under the particular circumstances. Changes in facts and circumstances or additional information may result in revised estimates and actual results may differ from these estimates. Effects on the business, financial condition and results of operations resulting from revisions to estimates are recognized when the facts that give rise to the revision become known. The information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial statements. Operating results for the three and nine months ended September 30, 2015 and 2014 are not necessarily indicative of the results which may be expected for the full year or for any interim period. The condensed consolidated financial statements include the accounts of the Partnership and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Certain information and note disclosures commonly included in annual financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. Accordingly, the accompanying condensed consolidated financial statements and notes should be read in conjunction with the 2014 Annual Report. Management believes that the disclosures made are adequate to make the information not misleading.

Azure System Predecessor

The operating results and the majority of the assets and liabilities of the Azure System Predecessor were specifically identified based on the existing divisional organization of Azure. Certain assets, liabilities and expenses presented in the carve‑out statements of financial position and statements of operations prior to the contributions of the Legacy System and ETG System represent allocations and estimates of the costs of services incurred by Azure. These allocations and estimates were based on methodologies that management believes to be reasonable, and include items such as outstanding debt and related expenses associated with Azure's credit agreement and general and administrative expenses incurred by Azure on behalf of the Azure System Predecessor.

Revenues were identified by contracts that are specifically identifiable to the Azure System Predecessor. Depreciation and amortization are based upon assets specifically identified to the Azure System Predecessor. Salaries, benefits and other general and administrative costs were allocated to the Azure System Predecessor based on management’s use of a reasonable allocation methodology as such costs were historically not allocated to the Azure System Predecessor. Azure’s direct investment in the Azure System Predecessor is presented as predecessor parent company net investment in the Condensed Consolidated Balance Sheets and includes the accumulated net earnings and accumulated net contributions from Azure, including allocated long‑term debt, interest expense and general and administrative expenses.

Significant Accounting Policies

We have updated our significant accounting policies described in our 2014 Annual Report as a result of the Transactions described above. The following serves to update our significant accounting policies and to provide our significant accounting policies effective before and after the Transaction Date.

AZURE MIDSTREAM PARTNERS, LP AND
AZURE SYSTEM PREDECESSOR
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Cash and Cash Equivalents

Cash and cash equivalents consist of all unrestricted demand deposits and funds invested in highly liquid instruments with original maturities of three months or less. We periodically assess the financial condition of the institutions where these funds are held and believe that the credit risk is minimal.

The Azure System Predecessor utilized Azure’s centralized processes and systems for cash management, payroll, purchasing and expenditures. As a result, cash generated by and cash received by the Azure System Predecessor was deposited in and commingled with the general corporate funds of Azure and was not specifically allocated to the Azure System Predecessor. The net results of these cash transactions between the Azure System Predecessor and Azure are reflected in predecessor parent company net investment in the Condensed Consolidated Balance Sheets.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Trade accounts receivable arise from our natural gas gathering, compression, dehydration, treating, processing, and hydrocarbon dew-point control and transportation services and our crude oil logistics services. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. The Azure System Predecessor had an immaterial allowance for doubtful accounts as of December 31, 2014. The Partnership subsequently wrote off the immaterial allowance during the nine month period ended September 30, 2015.

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

The Partnership capitalizes all construction-related direct labor and material costs, as well as indirect construction costs. Indirect construction costs include general engineering, insurance, taxes and the cost of funds used during construction. Capitalized interest is calculated by multiplying the Partnership’s monthly weighted average interest rate on outstanding debt by the amount of qualifying costs. After major construction projects are completed, the associated capitalized costs including interest are depreciated over the estimated useful life of the related asset. There was no capitalized interest recognized by the Partnership or the Azure System Predecessor during the three and nine months ended September 30, 2015 and 2014.

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

AZURE MIDSTREAM PARTNERS, LP AND
AZURE SYSTEM PREDECESSOR
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

If an impairment has occurred, the amount of the impairment is determined based on the expected future net cash flows discounted using a rate management believes a market participant would assume is reflective of the risk associated with achieving the underlying cash flows. There were no long-lived asset impairments recognized during the three and nine months ended September 30, 2015. The Azure System Predecessor recognized no long-lived asset impairment in the three months ended September 30, 2014 and a $0.2 million long-lived asset impairment during the nine months ended September 30, 2014 related to an adjustment of assets held for sale to their realizable fair value.

Intangible Assets

Intangible assets consist of the Partnership's existing customer relationships, and were identified as part of the purchase price allocation to the Partnership's assets acquired by the Azure System Predecessor. The customer relationship intangible assets are amortized on a straight-line basis over the expected period of benefit of the customer relationship, which we have concluded is a ten year period. The Azure System Predecessor had no such intangible assets.

Goodwill

Goodwill represents consideration paid in excess of the fair value of the identifiable assets acquired in a business combination. We evaluate goodwill for impairment on an annual basis, and whenever events or changes indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Goodwill is tested for impairment using a two-step quantitative test. The first step compares the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, the goodwill is not considered impaired. If the fair value of the reporting unit does not exceed the carrying amount of the reporting unit, the second step compares the implied fair value of goodwill to the carrying value of goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, the excess of the carrying value over the implied value is recognized as an impairment in the statement of operations. See Note 7.

Deferred Financing Costs

Financing costs incurred in connection with the issuance of debt are capitalized and amortized as interest expense under the effective interest method over the term of the related debt. The unamortized balance of deferred financing costs is included within other assets within the Condensed Consolidated Balance Sheets. The Partnership incurred $3.2 million in financing costs as a result of entering into the Credit Agreement (see Note 8), and these costs were deferred and will be amortized over the maturity period of the Credit Agreement. All deferred financing costs included within the Azure System Predecessor's statement of financial position have been allocated from Azure and are associated with the Azure Credit Agreement (see Note 8).

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

AZURE MIDSTREAM PARTNERS, LP AND
AZURE SYSTEM PREDECESSOR
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revenues and Cost of Revenues

The Partnership’s revenues are derived primarily from natural gas processing and fees earned from its gathering and processing operations. Revenues from all services and activities are recognized by the Partnership using the following criteria: (i) persuasive evidence of an exchange arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the buyer’s price is fixed or determinable; and (iv) collection is reasonably assured. Utilizing these criteria, revenues are recognized when the commodity is delivered or services are rendered. Similarly, cost of revenues is recognized when the commodity is purchased or delivered.

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

The Azure System Predecessor's primary revenue producing activities are the sales of natural gas and NGLs purchased from third parties, for which the Azure System Predecessor takes title, and the sale of condensate liquids. Natural gas revenues arise from transactions that are completed under contracts with limited commodity price exposure, and the Azure System Predecessor elects the normal purchases and normal sales exemption on all such transactions for accounting purposes. The Azure System Predecessor receives a market price per barrel on our revenue from natural gas condensate liquids. The Azure System Predecessor recognizes the natural gas and condensate revenues and the associated purchases and expenses on a gross basis within its statement of operations. The cost of natural gas purchased from third parties is reported as a component of operating costs and expenses. Secondarily, the Azure System Predecessor earns gathering services and other fee revenues from the transportation, gathering, compression and treating of natural gas. These gathering services and other fees are generally provided on a fixed fee basis per unit based on the volumes (Mcf) or heating content (MMBtu) of natural gas.

The ETG System has a natural gas gathering agreement with a customer that provides for a minimum revenue commitment (“MRC”). Under the MRC, our customer agrees to pay a minimum monetary amount over certain periods during

AZURE MIDSTREAM PARTNERS, LP AND
AZURE SYSTEM PREDECESSOR
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the term of the MRC. The customer must make a deficiency payment to us at the end of the contract year if its actual revenues are less than its MRC for that year. The customer is entitled to utilize the deficiency payments to offset gathering fees in the following periods to the extent that such customer’s revenues in the following periods exceed its MRC for that period. This contract provision ranges for the entire duration of the gas gathering agreement, which is ten years. We record customer billings for obligations under the MRC (solely with respect to this natural gas gathering agreement) as deferred revenue when the customer has the right to utilize deficiency payments to offset gathering fees in subsequent periods. We recognize deferred revenue under this arrangement as revenue once all contingencies or potential performance obligations associated with the related revenues have either (i) been satisfied through the gathering of future excess volumes of natural gas, or (ii) expired (or lapsed) through the passage of time pursuant to the terms of the natural gas gathering agreement. We classify deferred revenue as noncurrent where the expiration of the customer’s right to utilize deficiency payments is greater than one year. As of September 30, 2015 and December 31, 2014, deferred revenue under the MRC agreement was $11.6 million and $5.4 million and is included within other long-term liabilities in the Condensed Consolidated Balance Sheets. No deferred revenue amounts under these arrangements were recognized as revenue during the nine months ended September 30, 2015 and 2014.

Accounts Payable and Accrued Liabilities

The Partnership's accounts payable and accrued liabilities as of September 30, 2015 consist of obligations arising during the normal course of the Partnership's business operations and are expected to be settled within a period of twelve months. The Azure System Predecessor's accounts payable and accrued liabilities as of December 31, 2014 primarily represents open invoices as of period end that are specifically identifiable to the Azure System Predecessor based on Azure's authorization for expenditures. Accrued liabilities are allocated to the Azure System Predecessor from Azure based on historical analysis of invoices by authorization for expenditures in the period of services rendered.

Fair Value of Financial Instruments

Accounting guidance requires the disclosure of the fair value of all financial instruments that are not otherwise recorded at fair value in the financial statements. The carrying amount of long-term debt reported within the Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 approximates fair value, because of the variable rate nature of the long-term debt.The fair value of the debt is considered a Level 2 fair value measurement. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities reported within the Condensed Consolidated Balance Sheets approximate fair value due to the short-term nature of these items.

Transactions with Affiliates

In connection with the closing of the Transactions, we terminated our omnibus agreement, dated July 31, 2013 (the “Original Omnibus Agreement”), by and between NuDevco, the General Partner and us (together with the General Partner, the “Partnership Parties”). NuDevco released each of the Partnership Parties, and each of the Partnership Parties released NuDevco, from any claims or liabilities arising from or under the terms of the Original Omnibus Agreement (other than any obligations under the Transaction Agreement).

Also in connection with the Transactions, we entered into an omnibus agreement (the “New Omnibus Agreement”) with the General Partner and Azure, pursuant to which, among other things, Azure has agreed to provide corporate, general and administrative services (the “Services”) on behalf of the General Partner and for our benefit and we are obligated to reimburse Azure and its affiliates for costs and expenses incurred by Azure and its affiliates in providing the Services on our behalf, including, but not limited to, administrative costs and the compensation costs of the employees of Azure and its affiliates that provide Services to us. The New Omnibus Agreement also provides us with a right of first offer on any proposed transfer of any assets owned by Azure or its subsidiaries as of January 14, 2015.

Asset Retirements Obligations

Applicable accounting guidance requires us to evaluate whether any future asset retirement obligations exist as of September 30, 2015 and December 31, 2014, and whether the expected retirement date of the related costs of retirement can be estimated. We have concluded that our natural gas gathering system assets, which include pipelines and processing and treating facilities, have an indeterminate life because they are owned and will operate for an indeterminate future period when properly maintained. A liability for these asset retirement obligations will be recorded only if and when a future retirement obligation with a determinable life is identified. The Partnership and the Azure System Predecessor have not recognized any asset

AZURE MIDSTREAM PARTNERS, LP AND
AZURE SYSTEM PREDECESSOR
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

retirement obligations as of September 30, 2015 and December 31, 2014 because we have no current intention of discontinuing use of any significant assets.

Environmental Expenditures

Our operations and the operations of the Azure System Predecessor are subject to various federal, state and local laws and regulations relating to the protection of the environment. Although we believe that we are in compliance with applicable environmental regulations, the risk of costs and liabilities are inherent in pipeline ownership and operation, and there can be no assurances that significant costs and liabilities will not be incurred by us.

Environmental expenditures related to operations that generate current or future revenues are expensed or capitalized, as appropriate. Liabilities are recorded when the necessity for environmental remediation or other potential environmental liabilities become probable and the costs can be reasonably estimated. Management is not aware of any contingent liabilities that currently exist with respect to environmental matters for either the Partnership or the Azure System Predecessor.

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

Income Taxes

The Partnership and the Azure System Predecessor are not taxable entities for U.S. federal income tax purposes or for the majority of states that impose an income tax. Generally, income taxes are not levied at the entity level, but rather on the individual partners of the Partnership and the Azure System Predecessor. The Partnership and the Azure System Predecessor are subject to the Revised Texas Franchise Tax (“Texas Margin Tax”). The Texas Margin Tax is computed on modified gross margin, and is recorded as income tax expense in the Condensed Consolidated Statements of Operations. In June 2013, the State of Texas enacted certain changes to the Texas Margin Tax which lowered the tax rate and expanded the scope of depreciation deductions. The Partnership and the Azure System Predecessor do not do business in any other state where a similar tax is applied. As of September 30, 2015, the Partnership had a net liability of $1.1 million for deferred taxes. As of December 31, 2014, the Azure System Predecessor had no liability recorded for deferred taxes.

Parent Company Net Investment

Azure’s net investment in the operations of the Azure System Predecessor is presented as predecessor parent company net investment within the Condensed Consolidated Balance Sheets. Parent company net investment represents the accumulated net earnings of the operations and the accumulated net contributions from Azure. Net contributions for the period January 1, 2015 to February 28, 2015 and the nine month period ended September 30, 2014 were primarily comprised of intercompany operations and maintenance expense, cash clearing and other financing activities, and debt and general and administrative costs allocations to the Azure System Predecessor. The predecessor parent company net investment was eliminated upon the contribution of the Azure System Predecessor to the Partnership.

Net Loss Per Unit

Net loss per unit is presented for the period from March 1, 2015 to September 30, 2015 as this is the period in which the Partnership's results of operations are included within net loss. The Azure System Predecessor had no units and therefore net loss per unit is not presented for periods in which net loss consists only of the Azure System Predecessor.

AZURE MIDSTREAM PARTNERS, LP AND
AZURE SYSTEM PREDECESSOR
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

In September 2015, the Financial Accounting Standards Board ("FASB") issued a new accounting standard, which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. The standard is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. For all other entities, the standard is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted. The update is effective for us beginning on January 1, 2016.

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

In May 2014, the FASB and International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP and International Financial Reporting Standards. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The Partnership will be required to adopt this standard beginning in the first quarter of 2018. The adoption could have a significant impact on the condensed consolidated financial statements, however management is currently unable to quantify the impact.

There are currently no other recent accounting pronouncements that have been issued that we believe will materially affect our consolidated financial statements.

3. PARTNERSHIP EQUITY AND DISTRIBUTIONS

Outstanding Units

As of September 30, 2015, our general partner interests consisted of 429,365 general partner units. As of September 30, 2015, the Partnership had common units outstanding of 13,044,654 and subordinated units outstanding of 8,724,545. Azure owned 100% of the interest in our general partner, representing an approximate 1.93% general partner interest in us, and 90% of our IDR Units. As of September 30, 2015, NuDevco owned: (i) 1,939,265 of our outstanding common units, representing an 8.74% limited partner interest; (ii) all of our subordinated units, representing an 39.30% limited partner interest; and (iii) 10% of our IDR Units. As of September 30, 2015, the public owned 11,105,389 of our common units, representing an 50.03% limited partner interest.

Distributable Cash and Distributions

The Partnership Agreement, which was amended and restated for the second time on February 27, 2015 for, among other things, the Transactions, requires that within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date, as determined by our General Partner. We intend to make at least the minimum quarterly distribution of $0.35 per unit, or $1.40 per unit on an annual basis, to holders of our common and subordinated units, to the extent we have sufficient cash from our operations after the establishment of cash reserves and the payment of costs and expenses, including reimbursement of expenses to our General Partner. Our ability to pay distributions

AZURE MIDSTREAM PARTNERS, LP AND
AZURE SYSTEM PREDECESSOR
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

also is reliant on our ability to comply with restrictions contained in the agreements governing our debt. However, there is no guarantee that we will pay the minimum quarterly distribution on our units in any quarter.

The Partnership declared the following cash distributions to its unitholders of record for the periods presented:

In thousands, except per-unit amounts
Quarter ended:	Total Quarterly Distribution per Unit	Total Cash Distribution (1)	Date of Distribution
September 30, 2015	$0.370	$8,213	November 13, 2015 (2)
June 30, 2015	$0.370	$8,187	August 14, 2015
March 31, 2015	$0.370	$6,763	May 15, 2015
December 31, 2014	$0.365	$6,593	February 11, 2015
September 30, 2014	$0.365	$6,593	November 4, 2014
June 30, 2014	$0.360	$6,469	August 5, 2014
March 31, 2014	$0.355	$6,375	May 6, 2014
(1) Total distribution amount includes the distributions paid to our general partner and does not include the payment associated with the distribution equivalent rights ("DER") that accrue on all unvested phantom units that have been issued under our LTIP.

(2) Anticipated date of distribution to unitholders of record on November 6, 2015.

General Partner Interest

As of September 30, 2015, Azure owned 100% of our general partner interest. If we issue additional units, our General Partner has the right, but not the obligation, to contribute a proportionate amount of capital to us in order to maintain its general partner interest. The general partner interest, and the percentage of our cash distributions to which our General Partner is entitled from such interest, will be proportionately reduced if we issue additional units in the future (other than the issuance of common units upon conversion of outstanding subordinated units or the issuance of common units upon a reset of the incentive distribution rights) and our General Partner does not contribute a proportionate amount of capital to the Partnership in order to maintain its general partner interest. As of September 30, 2015, the general partner interest was the equivalent of 1.93%. This is a result of our General Partner electing not to make a contribution in connection with the previous issuances of common units related to the vesting of awards under the Marlin Midstream Partners, LP 2013 Long-Term Incentive Plan (“LTIP”) (See Note 12), and due to the issuance of 255,319 common units to Azure in connection with the contribution of Azure ETG.

Incentive Distribution Rights

As of September 30, 2015, Azure owned 90 of our IDR Units and NuDevco owned 10 of our IDR Units. The IDR Units entitle the holder to receive an increasing percentage (13%, 23% and 48%) of quarterly distributions of available cash from operating surplus after the minimum quarterly distribution and certain target distribution levels have been achieved. The target distribution levels are defined within the Partnership Agreement as: (i) the First Target Distribution of $0.4025 per unit per quarter; (ii) the Second Target Distribution of $0.4375 per unit per quarter; and (iii) the Third Target Distribution of $0.5250 per unit per quarter. The maximum distribution of 48% does not include any distributions that our General Partner, Azure or NuDevco may receive on common, subordinated or general partner units that they own.

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
AZURE SYSTEM PREDECESSOR
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

4. NET INCOME (LOSS) PER UNIT
The Partnership's condensed consolidated statements of operations were recast to reflect the Azure System Predecessor for periods prior to March 1, 2015 in accordance with applicable accounting and financial reporting guidance. The Azure System Predecessor had no units outstanding prior to the Transaction Date. Therefore, net income (loss) per unit will be presented for the period March 1, 2015 to September 30, 2015, which is the period the Partnership's results of operations are included within these condensed consolidated financial statements and the period in which the Partnership's units were reflected as outstanding within these condensed consolidated financial statements.
The Partnership’s net income (loss) for the period March 1, 2015 to September 30, 2015 is allocated to the General Partner and our limited partners in accordance with their respective ownership percentages and, when applicable, giving effect to the IDR Units. The ETG System's net losses have been allocated to the General Partner for the period March 1, 2015 to July 31, 2015 as this period preceded the contribution contribution date of August 6, 2015. Basic and diluted net income (loss) per unit is calculated by dividing the partner’s interest in net income (loss) by the weighted average number of units outstanding during the period. There were no units or awards issued or outstanding during the period March 1, 2015 to September 30, 2015 that would be considered dilutive to the net loss per unit calculation, and, therefore, basic and diluted net loss per unit are the same for the period presented.
The following table illustrates the Partnership’s calculation of net loss per unit for common and subordinated partner units for the periods presented:

In thousands, except per unit data	Three Months Ended September 30, 2015	March 1, 2015 to September 30, 2015
Net loss	$(216,434)	$(221,817)
Less: Net loss attributable to Azure System Predecessor for the period January 1, 2015 to February 28, 2015	—	(3,543)
Net loss attributable to the Partnership	(216,434)	(218,274)
Less: Net loss attributable to the General Partner	(4,177)	(8,111)
Less: Net loss allocable to unvested phantom units	(3,562)	(3,562)
Net loss attributable to limited partners	$(208,695)	$(206,601)

Net loss attributable to limited partner common units outstanding	$(124,603)	$(114,971)
Net loss attributable to limited partner subordinated units outstanding	(84,092)	(91,630)
Limited partner interest in net loss	$(208,695)	$(206,601)

Net loss per limited partner common and subordinated unit - basic and diluted	$(9.64)	$(10.50)
Weighted average limited partner units outstanding - basic and diluted:
Common units	12,927,483	10,947,018
Subordinated units	8,724,545	8,724,545
Total	21,652,028	19,671,563

AZURE MIDSTREAM PARTNERS, LP AND
AZURE SYSTEM PREDECESSOR
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. ACQUISITIONS

Effective as of the Transaction Date, Azure contributed the Azure System Predecessor to the Partnership in exchange for aggregate consideration of $162.5 million, which was paid to Azure in the form of: (i) $99.5 million in cash; and (ii) the issuance of 90 of our IDR Units. The cash portion of the contribution was funded through borrowings under the Partnership's new senior secured revolving credit facility (see Note 8).

The Azure System Predecessor has been deemed to be the accounting acquirer of the Partnership in the business combination because its parent company, Azure, obtained control of the Partnership through the indirect control of the General Partner. Consequently, the Azure System Predecessor's assets and liabilities retained their historical carrying values. The Partnership's assets acquired and liabilities assumed by the Azure System Predecessor have been recorded at their fair values measured as of the Transaction Date. The excess of the assumed purchase price over the estimated fair values of the Partnership's net assets acquired were recorded as goodwill. The assumed purchase price and fair value of the Partnership has been determined by using a combination of an income, market and cost valuation methodology and considered the evaluation of comparable company transactions, the Partnership's discounted future cash flows, the fair value of the Partnership's common units as of the Transaction Date and the consideration paid by Azure for the general partner interest and IDR Units. The purchase price allocation has been prepared on a preliminary basis pending receipt of a final valuation report and could be subject to change.

The property, plant and equipment of the Azure System Predecessor has been reflected at its historical net carrying value, which is greater than the consideration paid for the business. The excess of the historical carrying value over the consideration paid was $51.7 million and is reflected as an increase to Partners' Capital in the condensed consolidated statement of partners' capital. Additionally, the Partnership did not assume certain liabilities of the Azure System Predecessor as part of the Contribution, and, as a result, the amount of such liabilities not assumed is considered a deemed contribution within the statement of partners' capital.

The Partnership incurred $2.6 million in transaction related expenses prior to the Transaction Date as a result of the Transactions. These transaction related expenses were recognized by the Partnership when incurred in the periods prior to the Transaction Date, and therefore are not included within the results of operations presented within the condensed consolidated financial statements for the nine months ended September 30, 2015.

For the period from March 1, 2015 to September 30, 2015, we recognized $31.7 million in revenues and $12.0 million in operating income attributable to the Partnership's historical midstream assets.

The following tables summarize the assumed purchase price and fair value and the allocation to the assets acquired and liabilities assumed at February 28, 2015 (in thousands):

Total assumed purchase price and fair value of Azure Midstream Partners, LP	$393,171
The allocation of the assumed purchase price is as follows (in thousands):

Assumed purchase price allocation to Azure Midstream Partners, LP:
Current assets	$123,022
Property, plant and equipment	193,316
Identifiable intangible assets	65,000
Goodwill	215,758
Other assets	3,418
Current liabilities	(11,161)
Long-term debt	(195,771)
Deferred income tax liability	(411)
Total assumed consideration and fair value of Azure Midstream Partners, LP	$393,171

Goodwill recognized from the business combination primarily related to the value attributed to additional growth opportunities, synergies and operating leverage within the Partnership's areas of operation. Goodwill was allocated to our

AZURE MIDSTREAM PARTNERS, LP AND
AZURE SYSTEM PREDECESSOR
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

gathering and processing segment and our logistics segment. Goodwill was fully written-off in September 2015 (see Note 7). The assumed purchase price and fair values are preliminary and have been prepared with the assistance of our external fair value specialists, and represent management's best estimate of the enterprise value and fair values of the Partnership as of this date.

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

Transition Services Agreement

In connection with the closing of the Transactions, we entered into an agreement with NuDevco and its affiliates pursuant to which NuDevco has and will provide certain services to us with respect to the business and operations of the Partnership's existing midstream assets, including information technology, accounting, asset integrity, compliance management, and procurement services, for a period of two months following the closing of the Transactions. Expenses associated with the transition services agreement were $0.7 million for the period March 1, 2015 to September 30, 2015.

Unaudited Pro Forma Financial Information

The following unaudited pro forma condensed financial information for the three and nine months ended September 30, 2015 and 2014, gives effect to the Transactions as if they had occurred on January 1, 2014. The unaudited pro forma condensed financial information has been included for comparative purposes only and is not necessary indicative of the results that might have occurred had the Transactions taken place on the dates indicated and is not intended to be a projection of future events. The pro forma adjustments for the periods presented consist of: (i) adjustments to combine the Azure System Predecessor and the Partnership's historical results of operations for the periods; (ii) adjustments to interest expense to remove the previously recognized interest expense and include the interest expense associated with our Credit Agreement (see Note 8); and (iii) adjustments to depreciation and amortization expense attributable to adjustments recorded as a result of the purchase price allocation to the Partnership's assets and liabilities.

The following table presents the unaudited pro forma revenues, net income (loss) and basic and diluted net income (loss) per unit information for each period:

	Three Months Ended		Nine Months Ended
In thousands, except per-unit amounts	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Pro forma operating revenues	$21,198	$38,539	$71,111	$116,219
Pro forma net income (loss)	$(216,434)	$5,900	$(227,373)	$14,583
Pro forma net income (loss) attributable to limited partners	$(208,695)	$5,689	$(219,422)	$14,204
Pro forma net income (loss) per limited partner common and subordinated units - basic and diluted	$(9.64)	$0.26	$(11.15)	$0.72
The pro forma net loss for the nine months ended September 30, 2015 includes expenses that were a direct result of the Transactions, including $4.2 million in compensation expense associated with the vesting of phantom unit awards issued under our LTIP (see Note 12), $3.9 million in employee severance related expenses attributable to those employees who were not retained by the Partnership subsequent to the Transactions and $2.6 million in transaction expenses, including advisory, audit and legal fees. These expenses were recognized by the Partnership as they were incurred during the period from January 1, 2015 to February 27, 2015 and, as a result, the condensed consolidated financial statements presented in accordance with GAAP for the nine months ended September 30, 2015 do not reflect such expenses incurred as a direct result of the Transactions. In addition, the pro forma net loss for the three and nine months ended September 30, 2015 includes the full write-down of goodwill of $215.8 million (see Note 7).

AZURE MIDSTREAM PARTNERS, LP AND
AZURE SYSTEM PREDECESSOR
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Contribution of the ETG System

On August 6, 2015, in connection with the execution of the Contribution Agreement, Azure contributed the ETG System to the Partnership in consideration for $80.0 million in cash and the issuance of 255,319 common units. In connection with the Contribution Agreement, we entered into a Gas Gathering Agreement with TGG.

The contribution of the ETG System by Azure to the Partnership was determined to be a transaction between entities under common control for financial reporting purposes. Because the contribution of the ETG System is considered to be a transaction amongst entities under common control, the ETG System is reflected at Azure's historical cost and the difference between that historical cost and the purchase price is recorded as an adjustment to partners' capital.

The assets acquired and liabilities assumed of the ETG System have been reflected at their historical net carrying value, which is less than the consideration paid for the business. The excess of the consideration paid over the historical carrying value was $6.8 million and is reflected as a decrease to Partners' Capital in the condensed consolidated statement of partners' capital. Additionally, the Partnership did not assume certain liabilities of the ETG System as part of the Contribution Agreement and, as a result, the amount of such liabilities not assumed is considered a deemed contribution within the condensed consolidated statement of partners' capital.

The Partnership incurred $0.4 million in transaction related expenses associated with the contribution of the ETG System for the three and nine months ended September 30, 2015.

The following table summarizes the excess of consideration over the historical net carrying value of the assets acquired and liabilities assumed and net decrease to the statement of partners' capital at August 6, 2015 (in thousands):

Consideration for the ETG System:
Cash	$80,000
Issuance of 255,319 common units	3,000
Total consideration	83,000
Assets acquired and liabilities assumed:
Current assets	11
Property, plant and equipment, net	87,594
Deferred tax asset	211
Other long-term liabilities	(11,625)
Net assets acquired	76,191
Excess of consideration over net assets acquired	$6,809

Gas Gathering Agreement

Pursuant to the terms of the Gas Gathering Agreement, the Partnership has agreed to provide gathering services to TGG on a priority basis for quantities of gas designated by TGG. AME, which is the sole member of the General Partner, has guaranteed TGG's obligations under the Gas Gathering Agreement.

AZURE MIDSTREAM PARTNERS, LP AND
AZURE SYSTEM PREDECESSOR
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. PROPERTY, PLANT AND EQUIPMENT AND INTANGIBLE ASSETS

Property, plant and equipment, net

Property, plant and equipment, net is comprised of the following as of each period presented:

In thousands	Estimated Useful Lives (Years)	September 30, 2015	December 31, 2014

Gathering pipelines and related equipment	45	$318,678	$28,358
Gas processing and compression facilities	20	173,476	278,547
Buildings	30	2,175	2,058
Other depreciable assets	5 - 15	5,258	2,405
Land and rights of way		9,027	827
Construction in progress		510	895
Total property, plant and equipment		509,124	313,090
Accumulated depreciation		(20,359)	(8,915)
Total property, plant and equipment, net		$488,765	$304,175

Depreciation expense was $4.3 million and $11.2 million for the three and nine months ended September 30, 2015 and $2.0 million and $5.9 million for the three and nine months ended September 30, 2014.

Intangible assets, net

Intangible assets consist of the Partnership's existing customer contracts and relationships, and were identified as part of the purchase price allocation to the Partnership's assets acquired by the Azure System Predecessor. The customer contracts and relationship intangible assets are amortized on a straight-line basis over the expected period of benefit of the customer contracts and relationship, which we have concluded is a ten year period. The amortization expense associated with the customer contracts and relationship intangible asset, which is included within depreciation and amortization expense within the statement of operations was $1.6 million and $3.8 million for the three and nine months ended September 30, 2015. Amortization expense is expected to be $6.5 million annually over the ten year period. The Azure System Predecessor had no such intangible assets.

7. GOODWILL

Goodwill Impairment

The Partnership recorded $215.8 million of goodwill as part of the Transactions on February 27, 2015 as a result of the purchase price exceeding the estimated fair values of the Partnership’s net assets acquired and liabilities assumed. The Transactions were accounted for in accordance with the applicable reverse merger accounting guidance, and as a result the former Partnership was recorded at fair value as of the date of the transaction. The assumed purchase price or enterprise value of the Partnership was determined using acceptable fair value methods, and was partially derived from the consideration Azure paid for the General Partner and the 90 IDR Units.

Upon the announcement of the Transactions, the Partnership’s unit price rose to an all-time high of $23.80 per share. This increased unit price was a significant driver of the fair value of the Partnership, and the goodwill that was established at that time.

As part of our annual assessment of goodwill, and in light of the continued deterioration of energy related commodity prices and an extended decline in the Partnership’s unit price, we engaged a third party valuation firm to perform a goodwill impairment analysis.

Based upon the results of this analysis, the Partnership has determined that the carrying amount of goodwill attributable to both reportable segments was impaired because the decline in operations due to the significant declines in natural gas and NGL prices during the past year. The Partnership determined the estimated fair value of each reporting unit primarily by calculating

AZURE MIDSTREAM PARTNERS, LP AND
AZURE SYSTEM PREDECESSOR
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the present value of its estimated future cash flows. The Partnership determined the implied fair value of goodwill associated with each reporting unit by subtracting the estimated fair value of the tangible assets and intangible assets associated with each reporting unit from the estimated carrying value of the unit. The Partnership recognized an impairment loss of $215.8 million for the quarter ended September 30, 2015.

8. LONG-TERM DEBT
Long-term debt consists of the following:

In thousands	September 30, 2015	December 31, 2014
Long-term debt associated with the Partnership's Credit Agreement	$225,735	$—
Long-term debt allocated to the Azure System Predecessor	—	191,975
Total debt	225,735	191,975
Less: Current portion of long-term debt allocated to the Azure System Predecessor	—	10,104
Total long-term debt	$225,735	$181,871

Credit Agreement

On February 27, 2015, we entered into a senior secured revolving credit facility (the "Credit Agreement") with Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and SG Americas Securities, LLC (collectively, the “Lenders”). On October 26, 2015, the Partnership entered into the Second Amendment (as defined below) to the Credit Agreement.

We immediately borrowed $180.8 million under the Credit Agreement, of which $99.5 million was used in connection with the Contribution, $63.0 million was used in connection with the Redemption, $15.0 million was used to repay the outstanding balance as of February 27, 2015 under our existing senior secured revolving credit facility and $3.2 million was used to pay fees and expenses associated with the Credit Agreement. Prior to entering into the Second Amendment, the borrowing capacity under the Credit Agreement was $250.0 million.

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

As of September 30, 2015, we had outstanding borrowings under the Credit Agreement of $225.7 million. For the period March 1, 2015 to September 30, 2015 interest expense associated with the Credit Agreement was $4.1 million. We incurred $3.2 million in financing costs in connection with the Credit Agreement, and these financing costs were deferred and classified within other long-term assets and will be amortized to interest expense and related charges over the maturity period of the Credit Agreement.

Amendment to the Credit Agreement
As a result of the decline in commodity prices and associated decline in upstream oil and gas drilling activity, we experienced a decline in the growth in volume of natural gas we gather and process for our customers. These collective events impacted our operating results adversely and resulted in the need to amend our Credit Agreement.
In October 2015, the Partnership entered into the second amendment to the Credit Agreement (the “Second Amendment”) and the first amendment to the Security Agreement (the “Revised Security Agreement”). Among other things, the Partnership

AZURE MIDSTREAM PARTNERS, LP AND
AZURE SYSTEM PREDECESSOR
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

agreed to reduce the borrowing capacity under the Credit Agreement to $238.0 million in exchange for more favorable financial condition covenants, including amending our maximum permitted consolidated leverage ratio.
Our maximum permitted consolidated leverage ratio as a result of the Second Amendment is 5.25 times debt to consolidated adjusted EBITDA until September 30, 2015, 6.00 for the quarterly period ended December 31, 2015, 5.00 for the quarterly period ended March 31, 2016 and 5.00 for the last day of any fiscal quarter ending after March 31, 2016 during a Specified Acquisition Period as defined in the Second Amendment, or 4.50 for the last day of any fiscal quarter outside of a Specified Acquisition Period.
Under the terms of the Second Amendment, we are prohibited from declaring or paying any distribution to unitholders if a default or event of default exists. In addition, under the Second Amendment, future distributions are contingent upon the maintenance of certain leverage ratios (as detailed in the Second Amendment). There is a reasonable possibility that the Partnership will be unable to comply with the financial covenants over the next four quarters. As part of its balance sheet management, the Partnership is evaluating several alternatives to bolster its capital and liquidity position, including but not limited to asset sales and issuances of equity. The ability to comply with the financial covenants and to pay distributions will depend upon the Partnership’s ability to reduce debt, increase its liquidity, or increase its Adjusted EBITDA due to a rebound in commodity prices and a related increase in drilling activity by the producers supplying its volumes.
    We incurred $0.7 million in fees associated with the Second Amendment.
Azure Credit Agreements
On November 15, 2013, Azure closed on a $550.0 million Senior Secured Term Loan B (the "TLB") maturing November 15, 2018, and a $50.0 million Senior Secured Revolving Credit Facility (the "Revolver" and collectively with the TLB, the "Azure Credit Agreement") with a maturity of November 15, 2017. Borrowings under the Azure Credit Agreement were unconditionally guaranteed, jointly and severally, by all of the Azure subsidiaries and are collateralized by first priority liens on substantially all of existing and subsequently acquired assets and equity. The Azure Credit Agreement weighted average interest rate for the period from January 1, 2015 to February 28, 2015 and the nine months ended September 30, 2014 was 6.50%.

Azure System Predecessor Long-term Debt and Related Expense Allocations

The Azure Credit Agreement served as the sole borrowing agreement applicable for the Azure System Predecessor during the periods presented. In addition, substantially all of Azure’s subsidiaries, including the Azure System Predecessor, served as guarantors and pledger's with respect to the Azure Credit Agreement. The Azure System Predecessor’s long-term debt and related expense balances for the period from January 1, 2015 to February 28, 2015 and as of December 31, 2014 represent an allocation of its proportionate share of the Azure consolidated long-term debt presented in accordance with applicable accounting guidance. The allocation of long-term debt and related expense is based on the Azure System Predecessor's proportional carrying value of assets as a percentage of total assets financed by the Azure Credit Agreement.

In connection with entering into the Azure Credit Agreement, Azure incurred financing costs, which were deferred and amortized over the maturity period of the Azure Credit Agreement. These deferred financing costs have also been allocated to the Azure System Predecessor's balance sheet, included within other non-current assets, as of December 31, 2014. The Azure System Predecessor's interest expense allocation has also been calculated using a similar allocation methodology as long-term debt.

The weighted average long-term debt allocated to the Azure System Predecessor for the period January 1, 2015 to February 28, 2015 and the nine months ended September 30, 2014 was $192.0 million and $194.5 million. The weighted average long-term debt allocated to the Partnership for the Azure ETG System was $54.7 million for the period March 1, 2015 to June 30, 2015. The interest expense allocated to the Azure System Predecessor for the period January 1, 2015 to February 28, 2015 and the nine months ended September 30, 2014 was $2.4 million and $11.4 million of which $0.3 million and $1.5 million was associated with the allocation of deferred financing cost amortization expense. The interest expense allocated to the Partnership for the Azure ETG System was $1.7 million for the period March 1, 2015 to June 30, 2015, of which $0.2 million was associated with the allocation of deferred financing cost amortization expense.

The allocation of long-term debt and related expenses to the Azure System Predecessor were in accordance with applicable accounting guidance, and the long-term debt and related expenses were not assumed by the Partnership as part of the Contribution. As a result, the allocation of long-term debt and related expenses is only applicable for the Azure System Predecessor historical periods presented.

AZURE MIDSTREAM PARTNERS, LP AND
AZURE SYSTEM PREDECESSOR
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9. SEGMENT INFORMATION

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

The financial information for our operating segments has been presented as of September 30, 2015 and for the three and nine months ended September 30, 2015. The Azure System Predecessor had one operating segment, and therefore operating segment financial information has not been presented for the three and nine months ended September 30, 2014.

The following table presents financial information by segment for the three months ended September 30, 2015:

In thousands	Gathering & Processing	Logistics	Corporate and Consolidation	Azure Midstream Partners, LP
Total operating revenues	$16,996	$4,202	$—	$21,198
Cost of natural gas and NGL's	5,130	—	—	5,130
Gross margin	11,866	4,202	—	16,068
Operation and maintenance	4,272	760	—	5,032
General and administrative	—	—	3,561	3,561
Depreciation and amortization expense	4,251	1,650	13	5,914
Impairments	122,982	92,776	—	215,758
Operating loss	(119,639)	(90,984)	(3,574)	(214,197)
Interest expense	—	—	1,973	1,973
Other (income) expense	10	—	(15)	(5)
Net loss before income tax expense	(119,649)	(90,984)	(5,532)	(216,165)
Income tax expense	—	—	269	269
Net loss	$(119,649)	$(90,984)	$(5,801)	$(216,434)

The following table presents financial information by segment for the nine months ended September 30, 2015:

In thousands	Gathering & Processing	Logistics	Corporate and Consolidation	Azure Midstream Partners, LP
Total operating revenues	$51,465	$9,785	$—	$61,250
Cost of natural gas and NGL's	14,927	—	—	14,927
Gross margin	36,538	9,785	—	46,323
Operation and maintenance	13,709	1,758	—	15,467
General and administrative	—	—	10,809	10,809
Depreciation and amortization expense	11,102	3,864	26	14,992
Impairments	122,982	92,776	—	215,758
Operating loss	(111,255)	(88,613)	(10,835)	(210,703)
Interest expense	—	—	8,671	8,671
Other (income) expense	1,690	—	(15)	1,675
Net loss before income tax expense	(112,945)	(88,613)	(19,491)	(221,049)
Income tax expense	—	—	768	768
Net loss	$(112,945)	$(88,613)	$(20,259)	$(221,817)

AZURE MIDSTREAM PARTNERS, LP AND
AZURE SYSTEM PREDECESSOR
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents financial information by segment as of September 30, 2015:

In thousands	Gathering & Processing	Logistics	Corporate and Consolidation	Azure Midstream Partners, LP
Assets:
Current assets	$7,878	$1,500	$9,613	$18,991
Property, plant and equipment, net	487,339	1,015	$411	488,765
Intangible assets, net	—	61,208	—	61,208
Other assets	233	—	3,126	3,359
Total Assets	$495,450	$63,723	$13,150	$572,323
Liabilities and Partners’ Capital
Total current liabilities	$5,759	$92	$3,248	$9,099
Total long-term liabilities	11,625	—	226,831	238,456
Total Liabilities	17,384	92	230,079	247,555
Partners’ Capital	478,066	63,631	(216,929)	324,768
Total Liabilities and Partners’ Capital	495,450	63,723	13,150	572,323

10. COMMITMENTS AND CONTINGENCIES

The Partnership had a fee-based commercial agreement with AES (See Note 11), for reserve capacity at a third-party fractionator, which expired April 30, 2015. Under the former fee-based commercial agreement, if the Partnership failed to deliver 95% of the reserve capacity, the Partnership was obligated to pay a fixed fee for the shortfall of NGL production up to 95% of the reserve capacity. The maximum total fee was capped on an annual basis at $2.2 million. In addition, the Partnership was reimbursed for a majority of any deficiency payments accrued under the former fee-based commercial agreement. The Partnership recorded $0.4 million of expense for the period from March 1, 2015 to September 30, 2015 of accrued deficiency payments under delivered volumes. The Partnership also received reimbursements for deficiency payments from AES of $0.2 million for the period March 1, 2015 to September 30, 2015.

Pursuant to the Contribution Agreement, the Partnership entered into a Gas Gathering Agreement with TGG agreeing to provide services to TGG on a priority basis for quantities of gas designated by TGG.  Azure has guaranteed TGG’s obligations under the Gas Gathering Agreement.  For the three and nine months ended September 30, 2015, TGG paid the Partnership $0.2 million.

From time to time, the Partnership may be involved in legal, tax, regulatory and other proceedings in the ordinary course of business. Management does not believe that the Partnership is a party to any litigation that will have a material impact on its financial condition or results of operations.

The Partnership and the Azure System Predecessor lease compression and treating equipment and these leases are accounted for as operating leases. Total rent expense for operating leases, including those with terms of less than one year, was $0.4 million and $2.1 million for the three and nine months ended September 30, 2015. Total rent expense for operating leases, including those with terms of less than one year, was $0.8 million and $2.5 million for the three and nine months ended September 30, 2014.

The Partnership and its subsidiaries are guarantors of the Credit Agreement as of September 30, 2015 (See Note 8).

11. TRANSACTIONS WITH AFFILIATES
From time to time, we enter into transactions with affiliated entities that are deemed affiliated entities because of common ownership. These affiliated entities include: (i) Azure and its owners, affiliates and subsidiaries, including our General Partner; and (ii) NuDevco and its affiliates and subsidiaries, including AES.

AZURE MIDSTREAM PARTNERS, LP AND
AZURE SYSTEM PREDECESSOR
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revenues and cost of revenues
The Partnership has a fee-based commercial agreement with AES, requiring a minimum monthly volume commitment of 80 MMcf/d. The minimum volume commitment can be periodically increased at the election of AES. This agreement became effective August 1, 2013 and is a three-year agreement expiring on August 1, 2016. The Partnership’s results of operations include gathering, processing and other revenues attributable to AES in the amount of $4.0 million for the three months ended September 30, 2015 and $10.6 million for the period March 1, 2015 to September 30, 2015. The Partnership's results of operations also include the related cost of natural gas, NGLs and condensate attributable to the AES agreement in the amount of $1.4 million for the three months ended September 30, 2015 and $3.3 million for the period March 1, 2015 to September 30, 2015.
In connection with the Transactions, the Partnership entered into amendments to its: (i) Wildcat Transloading Services Agreement associated with its transloading facility located in Carbon County, Utah; (ii) Big Horn Transloading Services Agreement associated with its transloading facility located in Big Horn County, Wyoming; and (iii) Ladder Transloading Services Agreement, all of which are transloading services agreements with AES. The amendments extend the minimum volume commitments associated with these services agreements until February 27, 2020, or an additional five years from the date of the amendment. Included in the Partnership’s results of operations are transloading and other fee based revenues related to these agreements in the amount of $4.2 million for the three months ended September 30, 2015 and $9.8 million for the period March 1, 2015 to September 30, 2015.

The Azure System Predecessor provides midstream services to affiliates of Azure, and therefore these affiliates are also considered affiliates of the Partnership subsequent to the Transactions. The Azure System Predecessor recognized revenues from these affiliates in the amount of $0.3 million and $0.5 million for the three and nine months ended September 30, 2015 and $1.1 million and $4.0 million for the three and nine months ended September 30, 2014.

Accounts receivable from and accounts payable to affiliates

The Partnership and the Azure System Predecessor had receivables due from these affiliates in the amount of $3.2 million and $0.1 million at September 30, 2015 and December 31, 2014. Receivables due from affiliates primarily related to the Partnership and the Azure System Predecessor's fee-based gathering and processing agreements, and the Partnership's fee-based transloading services agreement with AES. Payables to affiliates were $1.1 million and 0.1 million at September 30, 2015 and December 31, 2014. Payables to affiliates primarily related to settlements under the Partnership's gathering and processing agreements and reimbursement to an affiliate of NuDevco for certain general and administrative and operating costs under the Existing Omnibus Agreement with NuDevco.
Cost Allocations and Termination of Existing Omnibus Agreement and Entering into New Omnibus Agreement
In connection with the Transactions, the Partnership terminated its Original Omnibus Agreement, dated July 31, 2013, by and between NuDevco and its affiliates, the General Partner and the Partnership (together with the General Partner, the “Partnership Parties”). NuDevco and its affiliates released each of the Partnership Parties, and each of the Partnership Parties released NuDevco and its affiliates, from any claims or liabilities arising from or under the terms of the Original Omnibus Agreement (other than any obligations under the Transaction Agreement).

Also in connection with the Transactions, the Partnership entered into the New Omnibus Agreement with the General Partner and Azure, pursuant to which, among other things:

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

AZURE MIDSTREAM PARTNERS, LP AND
AZURE SYSTEM PREDECESSOR
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Expenses under the New Omnibus Agreement, which are included within general and administrative expenses within the condensed consolidated statements of operations, were $1.1 million for the three months ended September 30, 2015 and $2.6 million for the period March 1, 2015 to September 30, 2015. These expenses are reimbursed by the Partnership to Azure and its affiliates. As of September 30, 2015, the Partnership was owed $0.6 million from Azure for payroll related expenses. In addition, Azure and its affiliates plan to allocate certain overhead costs associated with general and administrative services, including facilities, information services, human resources and other support departments to the Partnership. Where costs incurred on the Partnership’s behalf could not be determined by specific identification, the costs were primarily allocated to the Partnership based on percentage of departmental usage, wages or headcount. The Partnership believes these allocations are a reasonable reflection of the utilization of services provided. However, the allocations may not fully reflect the expenses that would have been incurred had the Partnership been a stand-alone company during the periods presented.

Substantially all of the Azure System Predecessor’s senior management are employed by Azure, and certain functions critical to the Azure System Predecessor's operations are centralized and managed by Azure. As a result, Azure's consolidated general and administrative expenses have been allocated to the Azure System Predecessor for the periods prior to March 1, 2015. The allocated general and administrative expenses from Azure were $1.7 million for the period January 1, 2015 to March 1, 2015 and $1.6 million and $4.6 million for the three and nine months ended September 30, 2014. The allocated general and administrative expenses from the Azure ETG System were $0.6 million for the period March 1, 2015 to June 30, 2015. This allocation represents Azure’s best estimate of the general and administrative expenses incurred on behalf of the Azure System Predecessor and was determined after consideration of multiple operating metrics, including dedicated operating personnel, pipeline mileage and system throughput as a percentage of each total consolidated Azure’s operating metric. Management believes these allocations reasonably reflect the utilization of services provided and benefits received. The allocated costs are included within general and administrative expense in the statements of operations. See Note 8 for further discussion of the long-term debt and interest expense allocated to the Azure System Predecessor.

12. EQUITY BASED COMPENSATION

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

AZURE MIDSTREAM PARTNERS, LP AND
AZURE SYSTEM PREDECESSOR
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The acquisition of our General Partner by Azure resulted in a Change in Control Event (as defined in the LTIP) for the holders of our phantom units, and, as a result, all of the outstanding phantom units immediately vested as of the date of the Change in Control Event. As a result of the vesting of the phantom units, the Partnership immediately recognized compensation expense of $4.2 million and issued 196,108 common units. The Partnership was also required to make a cash payment of $1.9 million associated with the withholding taxes on these units and a cash payment of $0.2 million related to the distribution equivalent rights associated with these phantom units. The compensation expense has not been reflected within the Partnership's consolidated financial statements for the period from March 1, 2015 to September 30, 2015, but rather have been considered an expense incurred immediately prior to the Transactions and therefore is reflected within the Partnership's operating results prior to the business combination. The liability associated with the withholding tax and distribution equivalent rights payments were included within the liabilities assumed by the Azure System Predecessor as part of the business combination.

On July 9, 2015, the Partnership awarded 379,544 phantom units under the LTIP to certain named executive officers and employees of the General Partner. Each phantom unit is the economic equivalent of one common unit of the Partnership and entitles the grantee to receive one common unit or an amount of cash equal to the fair market value of a common unit upon the vesting of the phantom unit. The phantom units vest in three equal annual installments with the first installment vesting on July 1, 2016. In addition, the Partnership awarded 3,522 common units under the LTIP, to an employee of the General Partner, which vested immediately upon issuance.

The following table summarizes information regarding awards of units granted under the LTIP as of September 30, 2015:

	Number of Units	Weighted Average Grant-Date Fair Value
Unvested - beginning of period
Granted	379,544	$13.06
Vested	(4,255)	$13.06
Forfeited	(3,843)	$13.06
Unvested - end of period	371,446	$13.06

For the three months ended September 30, 2015, the unrecognized unit-based compensation expense related to the LTIP was $4.4 million. Incremental unit-based compensation will be recorded in operating expense and general and administrative expense accordingly over the weighted average period of 2.75 years.

13. SUBSEQUENT EVENTS

Distribution Unitholders

On October 27, 2015, the Partnership announced that the board of directors of our General Partner declared a quarterly cash distribution of $0.37 per unit, or $1.48 on an annualized basis, to unitholders of record on November 6, 2015. The Partnership intends to pay the quarterly distribution to unitholders on November 13, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report, the terms "Partnership," as well as the terms "our," "we," "us" and "its" are sometimes used as abbreviated references to Azure Midstream Partners, LP itself or Azure Midstream Partners, LP together with its consolidated subsidiaries, including the Azure System Predecessor. The term "Azure System Predecessor" refers to the Azure Legacy gathering system entities and assets (the "Legacy System") and the East Texas Gathering System entities and assets (the "ETG System" and together with the Legacy System, the "Azure System"). The Azure System Predecessor has been deemed to be the predecessor of the Partnership for accounting and financial reporting purposes. On May 19, 2015, the Partnership changed its name from Marlin Midstream Partners, LP to Azure Midstream Partners, LP.

Following the transactions described under "Acquisition of the Legacy System" ("the Transactions"), the Azure Legacy gathering system (the "Legacy System" or the "Azure System Predecessor") was determined to be the historical predecessor of Azure Midstream Partners, LP, for financial reporting purposes. The Azure System is considered the predecessor of the Partnership because Azure Midstream Energy LLC and Azure Midstream Holdings LLC (collectively, "Azure") obtained control of the Partnership through its acquisition of 100% of the ownership interest in Azure Midstream Partners GP, LLC, the sole general partner of the Partnership (the "General Partner"), formerly Marlin Midstream GP, LLC.

The closing of the Transactions occurred on February 27, 2015, and were reflected in the condensed consolidated financial statements of the Partnership using, for accounting purposes, a date of convenience of February 28, 2015 (the "Transaction Date"). The effect of recording the Transactions as of the Transaction Date was not material to the information presented.

On August 6, 2015, Azure contributed the ETG System to the Partnership. This transaction was determined to be a transaction between entities under common control for financial reporting purposes. Accordingly, the financial results of the Partnership include the financial results of the ETG System for the three and nine months ended September 30, 2015 and 2014.

You should read this discussion and analysis of financial condition and results of operations in conjunction with the historical financial statements and accompanying notes included elsewhere in this Quarterly Report. All references in this section to the Azure System Predecessor, as well as the terms “our,” “we,” “us” and “its,” refer to the Legacy System combined with the ETG System when used in historical context or in reference to the periods prior to the Transaction Date. All references in this section to the Partnership, as well as the terms “our,” “we,” “us” and “its,” refer to Azure Midstream Partners, LP, together with its consolidated subsidiaries, including the Legacy System and the ETG System, when used in the present or future tense and for periods subsequent to the Transaction Date.

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

Acquisition of the Legacy System
On February 27, 2015, we completed the Transactions pursuant to a Transaction Agreement, dated January 14, 2015 (the “Transaction Agreement”), by and among us, Azure, the General Partner, NuDevco Partners, LLC and its affiliates ("NuDevco") and Marlin IDR Holdings, LLC, a Delaware limited liability company and wholly-owned subsidiary of NuDevco (“IDRH”). The consummation of the Transaction Agreement resulted in Azure contributing the Legacy System to us, and Azure receiving $92.5 million in cash and acquiring 100% of the equity interests in our General Partner and 90% of our incentive distribution rights.

The following transactions were consummated in connection with the closing of the Transactions (the “Closing”):

•
we (i) amended and restated our limited partnership agreement to reflect the unitization of our incentive distribution rights (as unitized, the “IDR Units”); and (ii) recapitalized the incentive distribution rights owned by IDRH into 100 IDR Units;

•	we redeemed 90 IDR Units held by IDRH in exchange for a payment of $63.0 million to IDRH (the “Redemption”);

•
Azure contributed the Legacy Systen to us through the contribution, indirectly or directly, of: (i) all of the outstanding general and limited partner interests in Talco Midstream Assets, Ltd., a Texas limited liability company and subsidiary of Azure ("Talco"); and (ii) certain assets owned by TGG Pipeline, Ltd., a Texas limited liability company and subsidiary of Azure ("TGG" and, collectively with Talco, "TGGT"), in exchange for aggregate consideration of $162.5 million, which was paid to Azure in the form of: (i) a cash payment of $99.5 million; and (ii) the issuance of 90 IDR Units (the foregoing transaction, collectively, the “Contribution”); and

•
Azure purchased from NuDevco: (i) all of the outstanding membership interests in the General Partner for $7.0 million; and (ii) an option to acquire up to 20% of our common and subordinated units held by NuDevco as of the execution date of the Transaction Agreement.

Contribution of the ETG System

On August 6, 2015, we entered into a contribution agreement (the “Contribution Agreement”) with Azure, which is the sole member of the general partner. Pursuant to the Contribution Agreement, Azure contributed 100% of the outstanding membership interests in Azure ETG, LLC ("Azure ETG") to the Partnership in exchange for the consideration described below. The closing of the transactions contemplated by the Contribution Agreement occurred simultaneously with the execution of the Contribution Agreement. The Contribution Agreement contains customary representations and warranties, indemnification obligations and covenants by the parties, and provides that the Partnership’s acquisition of the ETG System was effective on July 1, 2015.

The following transactions took place pursuant to the Contribution Agreement:

•	as consideration for the membership interests of Azure ETG, we paid Azure $80.0 million in cash and issued 255,319 common units representing limited partner interests in the Partnership to Azure; and

•	we entered into a gas gathering agreement (the “Gas Gathering Agreement”) with TGG, an indirect subsidiary of Azure.

Listing of Our Common Units on the New York Stock Exchange
On May 20, 2015, we submitted written notice to NASDAQ Global Market to voluntarily delist our common units and applied to list our common units on the New York Stock Exchange ("NYSE"). The delisting became effective following the close of business on May 28, 2015, and our common units commenced trading on the NYSE at market open on May 29, 2015 under the ticker "AZUR".
Public Offering of Our Common Units
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
The Offering closed on June 22, 2015. We received net proceeds from the sale of the common units sold in the Offering of approximately $48.3 million, including the proportionate capital contribution by the General Partner to maintain its 1.93% general partner interest and after deducting the underwriting discount and estimated offering expenses payable by the Partnership.
On July 17, 2015, the underwriters of the Offering exercised their option to purchase an additional 90,000 common units at a price to the public of $14.17 per common unit. Total net proceeds from the sale of these additional common units, including the General Partner's proportionate capital contribution and after deducting underwriting discounts and commissions and estimated offering expenses, was $1.2 million.

Ownership

As of September 30, 2015, Azure owned and controlled: (i) the General Partner, through its ownership of a 1.93% general partner interest in us; and (ii) 90% of our IDR Units. As of September 30, 2015, NuDevco owned: (i) 1,939,265 of our common units, representing a 8.74% limited partner interest; (ii) 8,724,545 of our subordinated units, representing a 39.30% limited partner interest; and (iii) 10% of our IDR Units. As of September 30, 2015, the public owned 11,105,389 of our common units, representing a 50.03% limited partner interest. Azure, through its ownership of our General Partner, controls us and is responsible for managing our business and operations.

Basis of Presentation

The following financial information gives effect to the business combination and the Transactions and the transactions contemplated by the Contribution Agreement discussed above.

Under the acquisition method of accounting, the business combination was accounted for in accordance with the applicable reverse merger accounting guidance. Azure acquired a controlling financial interest in us through the acquisition of our General Partner. As a result, the Azure System Predecessor is deemed to be the accounting acquirer of the Partnership because its parent company, Azure, obtained control of the Partnership through its control of our General Partner. Consequently, the Azure System Predecessor is deemed to be the predecessor of the Partnership for financial reporting purposes, and the historical financial statements of the Partnership were recast and reflect the Azure System Predecessor for all periods prior to the Transaction Date.

The Azure System Predecessor's assets and liabilities retained their historical carrying values. Additionally, the Partnership's assets acquired and liabilities assumed by the Azure System Predecessor in the business combination were recorded at their fair values measured as of the Transaction Date. The excess of the assumed purchase price of the Partnership over the estimated fair values of the Partnership's net assets acquired were recorded as goodwill. The assumed purchase price or enterprise value of the Partnership was determined using acceptable fair value methods, and is partially derived from the consideration Azure paid for our General Partner and 90% of our IDR Units. Additionally, because the Azure System Predecessor is reflected at Azure’s historical cost, the difference between the $162.5 million in consideration paid by the Partnership and Azure's historical carrying values (net book value) at the Transaction Date was recorded as an increase to partners’ capital in the amount of $51.7 million. The purchase price and fair values were prepared with the assistance of our external fair value specialists and represent management's best estimate of the enterprise value and fair values of the Partnership.

The contribution of the ETG System by Azure to the Partnership on August 6, 2015 was determined to be a transaction between entities under common control for financial reporting purposes. Because the contribution of the ETG System is considered to be a transaction amongst entities under common control, the ETG System is reflected at Azure's historical cost and the difference between that historical cost and the purchase price is recorded as an adjustment to partners' capital. In addition, we have included in the financial results of the Partnership the financial results of the ETG System for the three and nine months ended September 30, 2015 and 2014.

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

On August 6, 2015, we completed the contribution of the ETG system, the results of operations of which will be included within our gathering and processing segment. The ETG system is primarily located within San Augustine, Nacogdoches, Sabine, Panola and Shelby Counties in East Texas and currently serves multiple formations including the Haynesville, Bossier and the liquids-rich James Lime formation. The ETG system consists of approximately 255 miles of gathering lines and serves approximately 336,000 gross dedicated acres. The system has two owned treating plants, 0.00001 MMcf/d of processing capacity and four interconnections with major interstate pipelines providing 0.00 Bcf per day of access to downstream markets. The new Fairway processing plant is designed to extract NGL content from natural gas averaging 3.2 gallons per Mcf (“GPM”) from the James Lime formation for liquids processing.
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

FACTORS AFFECTING THE COMPARABILITY OF OUR OPERATING RESULTS

As described above, the Azure System Predecessor was deemed to be the accounting acquirer of the Partnership in accordance with applicable business combination accounting guidance and, as a result, the historical financial statements of the Partnership were recast to reflect the statement of position and results of operations of the Azure System Predecessor for periods prior to the Transaction Date. Therefore, the Partnership's future results of operations may not be comparable to the Azure System Predecessor's historical results of operations for the reasons described below.

Ownership

Azure controls us through its ownership of our General Partner, and Azure is responsible for the management of the operations of our business. In connection with the closing of the Transactions, the Partnership terminated its omnibus agreement, dated July 31, 2013 (the “Original Omnibus Agreement”), by and between NuDevco, the General Partner and the Partnership. Also in connection with the closing of the Transactions, the Partnership entered into an omnibus agreement (the “New Omnibus Agreement”) with the General Partner and Azure, pursuant to which, among other things:

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

The Partnership's ongoing results of operations are comprised of our gathering and processing business segment, including the Azure System Predecessor, and our logistics business segment. The ongoing results of operations are under Azure management, as it controls our General Partner. As a result, the historical results of operations of the Azure System Predecessor will not be comparable to the Partnership's future results of operations.

Revenues

The revenues generated by the Partnership consist of the revenues from the gathering and processing segment, including the Azure System Predecessor, and the logistics segment subsequent to the Transaction Date. The historical revenues included within the Partnership's financial statements prior to the Transaction Date are comprised of the Azure System Predecessor. The Azure System Predecessor's primary revenue producing activities are the sales of natural gas and NGLs and the sale of condensate liquids. The Azure System Predecessor also earns gathering services and other fee based revenues from the gathering, compression and treating of natural gas. The Partnership's revenues are primarily derived from natural gas processing and fees earned from its gathering, processing and transloading operations. Therefore, our ongoing operating results include incremental gathering, processing and other fee-based revenues compared with the historical revenues of the Azure System Predecessor.

General and Administrative Expenses

Under the New Omnibus Agreement, Azure has the ability to determine the Services and the amount of such Services it provides to the Partnership. These general and administrative expenses are not comparable to the general and administrative expenses previously allocated to Azure System Predecessor from Azure. In addition, the Partnership's general and administrative expenses are not comparable to the historical Azure System Predecessor's general and administrative expenses because the Partnership's general and administrative expenses include the expenses associated with being a publicly traded master limited partnership whereas the Azure System Predecessor was operated as a component of a private company.

Financing

In connection with the Transactions, the Partnership entered into a new senior secured revolving credit facility (as amended to date, the “Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and SG Americas Securities, LLC (collectively, the “Lenders”). The Credit Agreement has a maturity date of February 27, 2018 and up to $238.0 million in commitments subsequent to the Second Amendment. As a result, the Partnership's long-term debt and related charges are not comparable to the Azure System Predecessor's historical long-term debt and related charges. We expect ongoing sources of liquidity to include cash generated from operations, our new Credit Agreement and additional issuances of equity securities.

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

We define EBITDA as net income (loss), plus (1) interest expense, (2) income tax expense, and (3) depreciation and amortization expense. We define Adjusted EBITDA as EBITDA, plus adjustments associated with certain non-cash and other items.

The following table presents a reconciliation of the non-GAAP financial measure of Adjusted EBITDA to the GAAP financial measure of net income (loss):

In thousands	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Net loss	$(216,434)	$(221,817)
Add (Deduct):
Interest expense	1,973	8,671
Income tax expense	269	768
Depreciation and amortization expense	5,914	14,992
Non-cash equity based compensation	432	432
Impairments	215,758	215,758
Other adjustments (1)	852	5,328
Deferred revenue (2)	1,734	5,130
Adjusted EBITDA	$10,498	$29,262

(1) Other adjustments consists of non-recurring and non-cash items, including: (i) non-recurring expenses associated with the Transactions and Transition Services Agreement between the Partnership and Azure; and (ii) non-cash volumetric natural gas imbalance adjustments.

(2) Adjustments related to deferred revenues associated with our minimum revenue commitment ("MRC") agreements account for our inclusion of expected cash receipts under these MRC agreements. With respect to our MRC agreement, the revenues supplied by the customer are currently less than the annual MRC requirement, and we are therefore entitled to receive an annual deficiency payment. The customer's deficiency payment to us may be credited against future revenues supplied by the customer in excess of the annual MRC. We record the cash receipts associated with the deficiency payments as deferred revenue because the customer is entitled to utilize the deficiency payment to offset future revenues supplied in excess of the annual MRC over the term of the contract. We include a proportional amount or the expected MRC cash receipts in each quarter in respect of the annual period for which we actually receive the payment to ensure our Adjusted EBITDA reflects the amount of cash we are entitled to receive on an annual basis under these MRC agreements.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

The following table presents selected financial data for each of the three months ended September 30, 2015 and 2014.

In thousands, except operating data	Three Months Ended September 30,
	2015	2014	Change
Operating Revenues:
Natural gas, NGLs and condensate revenue	$5,627	$15,578	$(9,951)
Gathering, processing, transloading and other fee revenue	15,571	5,742	9,829
Total operating revenues	21,198	21,320	(122)
Operating Expenses:
Cost of natural gas and NGLs	5,130	12,114	(6,984)
Operation and maintenance	5,032	2,509	2,523
General and administrative	3,561	1,582	1,979
Depreciation and amortization	5,914	2,032	3,882
Impairments	215,758	78	215,680
Total operating expenses	235,395	18,315	217,080
Operating income	(214,197)	3,005	(217,202)
Interest expense	1,973	3,965	(1,992)
Other (income) expense	(5)	228	(233)
Net loss before income tax expense	(216,165)	(1,188)	(214,977)
Income tax expense	269	62	207
Net loss	$(216,434)	$(1,250)	$(215,184)

Key performance metrics:
Adjusted EBITDA (1)	$10,498
Operating data:
Average throughput volumes of natural gas (MMcf/d)	275	264
Average volume of processed gas (MMcf/d)	121
Transloading Volumes (Bbls/d)	22,458

(1) Adjusted EBITDA is not a financial measure presented in accordance with GAAP. For a reconciliation of Adjusted EBITDA to its most directly comparable financial measure calculated and presented in accordance with GAAP, please see - “How We Evaluate Our Operations.”

Revenues

Natural gas, NGLs and condensate revenue decreased by $10.0 million to $5.6 million for the three months ended September 30, 2015, as compared to $15.6 million for the three months ended September 30, 2014. This decrease was primarily attributed to the Azure System Predecessor, which recognized revenue of $3.9 million for the three months ended September 30, 2015 compared to $15.6 million for the three months ended September 30, 2014. The decrease in the Azure System Predecessor was primarily attributable to the Legacy System, which decreased $10.1 million while the ETG System decreased $1.6 million. This decrease was a result of declines in commodity prices and lower gathering and processing volumes. The decrease in natural gas, NGLs and condensate revenue attributed to the Azure System Predecessor was partially offset by an increase of $1.7 million in revenue attributed to the Partnership's historical midstream assets, which are included within the consolidated results of operations subsequent to the Transaction Date.

Gathering, processing, transloading and other fee revenue increased by $9.8 million to $15.6 million for the three months ended September 30, 2015, as compared to $5.7 million for the three months ended September 30, 2014. This increase was primarily attributable to the Partnership's historical midstream assets, which recognized revenue of $10.0 million and is included within the consolidated results of operations subsequent to the Transactions Date. This increase was partially offset by a decrease of $0.2 million attributable to the Azure System Predecessor.

Cost of Revenues

Cost of natural gas and NGLs decreased by $7.0 million to $5.1 million for the three months ended September 30, 2015, as compared to $12.1 million for the three months ended September 30, 2014. This decrease was primarily attributed to the Azure System Predecessor, which recognized cost of $3.0 million for the three months ended September 30, 2015 compared to $12.1 million for the three months ended September 30, 2014. The decrease in the Azure System Predecessor was primarily attributable to the Legacy System, which decreased $8.0 million while the ETG System decreased $1.1 million. This decrease was a result of lower commodity prices and volumes purchased and the decrease directly correlates to the decrease in natural gas, NGLs and condensate revenue for the period. The decrease in cost of natural gas and NGLs attributed to the Azure System Predecessor was partially offset by an increase of $2.1 million attributable to the Partnership's historical midstream assets, which are included within the consolidated results of operations subsequent to the Transaction Date.

Operation and Maintenance Expense

Operation and maintenance expense increased by $2.5 million to $5.0 million for the three months ended September 30, 2015, as compared to $2.5 million for the three months ended September 30, 2014. This increase was a result of a $2.6 million increase attributable to the Partnership's historical midstream assets, which are included within the condensed results of operations subsequent to the Transaction Date. This increase was partially offset by a decrease of $0.1 million in the Azure System Predecessor's operations and maintenance expense period over period, and was a result of lower compression rental, asset integrity management and repairs and maintenance expenses.

General and Administrative Expense

General and administrative expense increased by $2.0 million to $3.6 million for the three months ended September 30, 2015, as compared to $1.6 million for the three months ended September 30, 2014. This increase was due to the Partnership's MLP cost structure as compared to the allocated cost associated with the Azure System Predecessor.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $3.9 million to $5.9 million for the three months ended September 30, 2015, as compared to $2.0 million for the three months ended September 30, 2014. This increase was primarily the result of $3.7 million increase attributable to the Partnership's historical midstream assets, which were adjusted to fair value in connection with the business combination and are included within the condensed consolidated results of operations subsequent to the Transaction Date. In addition, depreciation and amortization expense increased $0.2 million related to the Azure System Predecessor.

Impairments

Impairments increased due to the full write-off of $215.8 million of goodwill in September 2015.

As part of our annual assessment of goodwill, and in light of the continued deterioration of energy related commodity prices and an extended decline in the Partnership’s unit price, we engaged a third party valuation firm to perform a goodwill impairment analysis. The Partnership has determined that the carrying amount of goodwill attributable to the Marlin Midstream assets was fully impaired as a result of the significant declines in natural gas and NGL prices affecting future volumes.

Interest Expense

Interest expense decreased by $2.0 million to $2.0 million for the three months ended September 30, 2015, as compared to $4.0 million for the three months ended September 30, 2014. The decrease in interest expense is due to interest calculated on an average debt balance of $198.1 million at a rate of 3.5% for the three months ended September 30, 2015, versus interest calculated and allocated to the Azure System Predecessor on an average debt balance of $534.9 million at an average interest rate of 6.5% related to the Azure Credit Agreement.

Income Tax Expense

Income tax expense increased by $0.2 million to $0.3 million for the three months ended September 30, 2015, as compared to $0.1 million for the three months ended September 30, 2014. The increase in income tax expense is due to the Partnership’s revised calculation subsequent to the drop down of Azure ETG. The cumulative difference between the net book value of fixed assets for tax versus GAAP increased and as a result the income tax expense and deferred income tax expense increased for the period.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

The following table presents selected financial data for each of the nine months ended September 30, 2015 and 2014.

In thousands, except operating data	Nine Months Ended September 30,
	2015	2014	Change
Operating Revenues:
Natural gas, NGLs and condensate revenue	$17,653	$41,324	(23,671)
Gathering, processing, transloading and other fee revenue	43,597	16,412	27,185
Total operating revenues	61,250	57,736	3,514
Operating Expenses:
Cost of natural gas and NGLs	14,927	30,093	(15,166)
Operation and maintenance	15,467	10,266	5,201
General and administrative	10,809	4,573	6,236
Depreciation and amortization	14,992	5,948	9,044
Impairments	215,758	228	215,530
Total operating expenses	271,953	51,108	220,845
Operating income	(210,703)	6,628	(217,331)
Interest expense	8,671	11,447	(2,776)
Other expense	1,675	414	1,261
Net loss before income tax expense	(221,049)	(5,233)	(215,816)
Income tax expense	768	163	605
Net loss	$(221,817)	$(5,396)	$(216,421)

Key performance metrics:
Adjusted EBITDA (1)	$29,262
Operating data:
Average throughput volumes of natural gas (MMcf/d)	219	269
Average volume of processed gas (MMcf/d) (2)	163
Transloading Volumes (Bbls/d) (2)	22,497

(1) Adjusted EBITDA is not a financial measure presented in accordance with GAAP. For a reconciliation of Adjusted EBITDA to its most directly comparable financial measure calculated and presented in accordance with GAAP, please see - “How We Evaluate Our Operations.”

(2) The operating data presented for the nine months ended September 30, 2015, is for the period March 1, 2015 to September 30, 2015, the period in which the Partnership is included within the consolidated financial results.

Revenues

Natural gas, NGLs and condensate revenue decreased by $23.7 million to $17.7 million for the nine months ended September 30, 2015, as compared to $41.3 million for the nine months ended September 30, 2014. This decrease was primarily attributed to the Azure System Predecessor, which recognized revenue of $13.1 million for the nine months ended September 30, 2015 compared to $41.3 million for the nine months ended September 30, 2014. The decrease in the Azure System Predecessor was primarily attributable to the Legacy System, which decreased $23.5 million while the ETG System decreased $4.7 million. This decrease was primarily a result of declines in commodity prices and lower gathering and processing volumes. This decrease was partially offset by an increase of $4.6 million in natural gas, NGLs and condensate revenue attributed to the Partnership's historical midstream assets, which are included within the consolidated results of operations subsequent to the Transaction Date.

Gathering, processing, transloading and other fee revenue increased by $27.2 million to $43.6 million for the nine months ended September 30, 2015, as compared to $16.4 million for the nine months ended September 30, 2014. Of this increase, $27.1 million was attributable to the Partnership's historical midstream assets, which are included within the consolidated results of operations subsequent to the Transaction Date. The remaining increase of $0.1 million was attributable to the Azure System Predecessor represented by an increase of $0.8 million related to the Legacy System, partially offset by a decrease of $0.7 million related to the ETG System.

Cost of Revenues

Cost of natural gas and NGLs decreased by $15.2 million to $14.9 million for the nine months ended September 30, 2015, as compared to $30.1 million for the nine months ended September 30, 2014. This decrease was primarily attributed to the Azure System Predecessor, which recognized cost of $10.0 million for the nine months ended September 30, 2015 compared to $30.1 million for the nine months ended September 30, 2014. The decrease in the Azure System Predecessor was primarily attributable to the Legacy System, which decreased $16.7 million while the ETG System decreased $3.4 million. This decrease was a result of lower commodity prices and volumes purchased period over period, and the decrease directly correlates to the decrease in natural gas, NGLs and condensate revenue for the period. The decrease cost of natural gas and NGLs attributed to the Azure System Predecessor was partially offset by an increase of $4.9 million attributable to the Partnership's historical midstream assets, which are included within the condensed consolidated results of operations subsequent to the Transaction Date.

Operation and Maintenance Expense

Operation and maintenance expense increased by $5.2 million to $15.5 million for the nine months ended September 30, 2015, as compared to $10.3 million for the nine months ended September 30, 2014. The increase in operations and maintenance expense was a result of a $6.4 million increase in operations and maintenance expense attributed to the Partnership's historical midstream assets, which are included within the condensed consolidated results of operations subsequent to the Transaction Date. The increase was partially offset by a decrease of $1.2 million in the Azure System Predecessor's operations and maintenance expense and was a result of lower compression rental, treating chemical usage, utilities usage, asset integrity management and repairs and maintenance expenses.

General and Administrative Expense

General and administrative expense increased by $6.2 million to $10.8 million for the nine months ended September 30, 2015, as compared to $4.6 million for the nine months ended September 30, 2014. This increase was due to the Partnerships MLP cost structure as compared to the allocated cost associated with the Azure System Predecessor.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $9.0 million to $15.0 million for the nine months ended September 30, 2015, as compared to $5.9 million for the nine months ended September 30, 2014. This increase was primarily a result of a $8.6 million increase attributed to the Partnership's historical midstream assets, which were adjusted to fair value in connection with the business combination and are included within the condensed consolidated results of operations subsequent to the Transaction Date. In addition, depreciation and amortization expense increased $0.5 million related to the Azure System Predecessor.

Impairments

Impairments increased due to the full write-off of $215.8 million of goodwill in September 2015.

As part of our annual assessment of goodwill, and in light of the continued deterioration of energy related commodity prices and an extended decline in the Partnership’s unit price, we engaged a third party valuation firm to perform a goodwill impairment analysis. The Partnership has determined that the carrying amount of goodwill attributable to the Marlin Midstream assets was fully impaired as a result of the significant declines in natural gas and NGL prices affecting future volumes.

Interest Expense

Interest expense decreased by $2.8 million to $8.7 million for the nine months ended September 30, 2015, as compared to $11.4 million for the nine months ended September 30, 2014. The decrease in interest expense is due to interest calculated on an average debt balance of $184.0 million at an interest rate of 3.5% for the period March 1, 2015 to September 30, 2015, versus interest calculated and allocated to the Azure System Predecessor on an average debt balance of $541.2 million related to the Azure Credit Agreement at an average interest rate of 6.5%.

Other Expense

Other expense increased $1.3 million to $1.7 million for the nine months ended September 30, 2015, as compared to $0.4 million for the nine months ended September 30, 2014. The increase in other expense primarily relates to $1.6 million of non-recurring allocated transactions cost attributable to the ETG System incurred prior to the execution of the Contribution Agreement.

Income Tax Expense

Income tax expense increased by $0.6 million to $0.8 million for the nine months ended September 30, 2015, as compared to $0.2 million for the nine months ended September 30, 2014. The increase in income tax expense is due to the Partnership calculating the Texas Margin Tax on a modified gross margin basis as compared to the Azure System Predecessor’s calculation of 1.0% of Texas sourced revenues.  In June 2013, the State of Texas enacted certain changes to the Texas Margin Tax which lowered the tax rate and expanded the scope of depreciation deductions.  As a result of these changes, current income tax expense and our deferred income tax expense increased from the prior year’s method of calculation.

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

We expect ongoing sources of liquidity to include cash generated from operations, borrowings under our existing Credit Agreement, and additional issuances of equity securities. We believe that cash generated from these sources will be sufficient to sustain operations. Management is continuing to consider alternatives to enhance the Partnership’s liquidity and address concerns surrounding its ability to remain in compliance with the financial covenants under its credit facility.
In the event our liquidity is insufficient, the Partnership may be unable to make quarterly cash distributions on all of our outstanding units at our minimum quarterly distribution rate.
Distributions

For the quarter ended September 30, 2015, we intend to pay a minimum quarterly distribution of $0.37 per unit, which equates to $8.2 million, or approximately $32.8 million on an annualized basis. However, other than the requirement in our partnership agreement to distribute all of our available cash each quarter, we have no obligation to make quarterly cash distributions in this or any other amounts, and our general partner has considerable discretion to determine the amount of our available cash each quarter.

Credit Agreement

On February 27, 2015, we entered into the Credit Agreement whereby the lenders agreed to extend to us a senior secured revolving credit facility of up to $250.0 million subsequent to the Second Amendment. We immediately borrowed $180.8 million under the Credit Agreement, of which $162.5 million was used in connection with the Transactions and $15.0 million was used for the repayment and termination of our then-existing credit facility. Future drawings will be used for working capital, permitted acquisitions and capital expenditure, and other general corporate purposes. The maturity date of the Credit Agreement is February 27, 2018. We had outstanding borrowings under the Credit Agreement of $225.7 million as of September 30, 2015.
Amendment to the Credit Agreement
Due to the extended decline in commodity prices, the Partnership determined that there was a significant risk of triggering a covenant default under the Credit Agreement. Accordingly, in October 2015, the Partnership entered into the second amendment to the Credit Agreement (the “Second Amendment”) and the first amendment to the Security Agreement (the “Revised Security Agreement”). Among other things, the Second Amendment reduced the borrowing capacity under the Credit Agreement to $238.0 million and provided for more favorable financial condition covenants, including amending our maximum permitted consolidated leverage ratio.
Our maximum permitted consolidated leverage ratio as a result of the Second Amendment is 5.25 times debt to consolidated adjusted EBITDA until September 30, 2015, 6.00 for the quarterly period ended December 31, 2015, 5.00 for the quarterly period ended March 31, 2016 and 5.00 for the last day of any fiscal quarter ending after March 31, 2016 during the defined Specified Acquisition Period, or 4.50 for the last day of any fiscal quarter outside of a Specified Acquisition Period.
Under the terms of the Second Amendment, we are prohibited from declaring or paying any distribution to unitholders if a default or event of default exists. In addition, under the Second Amendment, future distributions are contingent upon the maintenance of certain leverage ratios (as detailed in the Second Amendment). There is a reasonable possibility that the Partnership will be unable to comply with the financial covenants over the next four quarters. As part of its balance sheet management, the Partnership is evaluating several alternatives to bolster its capital and liquidity position, including but not limited to asset sales and issuances of equity. The Partnership's ability to comply with the financial covenants and to pay distributions over the next four quarters is uncertain and will depend upon the Partnership’s ability to reduce debt, increase its liquidity, or increase its Adjusted EBITDA due to a rebound in commodity prices and a related increase in drilling activity by the producers supplying its volumes.
We incurred $0.7 million in fees associated with the Second Amendment.
The Credit Agreement requires that all domestic restricted subsidiaries guarantee our obligations and the obligations of the subsidiary guarantors under: (i) the Credit Agreement and other loan documents; and (ii) certain hedging agreements and cash management agreements with lenders and affiliates of lenders; and (iii) all such obligations be secured by a security interest in substantially all of our assets and the assets of our subsidiary guarantors, in each case, subject to certain customary exceptions.
Borrowings under the Credit Agreement bear interest at the LIBOR Rate (as defined in the Credit Agreement) plus an applicable margin of 2.75% to 3.75% or the Base Rate (as defined in the Credit Agreement) plus an applicable margin of 1.75% to 2.75%, in each case, based on the Consolidated Total Leverage Ratio (as defined in the Credit Agreement).

All of the Partnership's domestic restricted subsidiaries guarantee our obligations under the Credit Agreement, and all such obligations are secured by a security interest in substantially all of our assets, in each case, subject to certain customary exceptions. The Credit Agreement contains affirmative and negative covenants customary for credit facilities of its size and nature that, among other things, limit or restrict our ability and the ability of our subsidiaries to: (i) incur additional debt; (ii) grant certain liens; (iii) make certain investments; (iv) engage in certain mergers or consolidations; (v) dispose of certain assets; (vi) enter into certain types of transactions with affiliates; and (vii) make distributions, with certain exceptions, including the distribution of Available Cash (as defined in the partnership agreement) if no default or event of default exists. As of September 30, 2015, we were in compliance with all of our covenants associated with the Second Amendment.

Azure System and the Azure System Predecessor Credit Agreements

On November 15, 2013, Azure closed on a $550.0 million Senior Secured Term Loan B (the "TLB") maturing November 15, 2018, and a $50.0 million Senior Secured Revolving Credit Facility (the "Revolver" and collectively with the TLB, the "Azure Credit Agreement") with a maturity of November 15, 2017. Borrowings under the Azure Credit Agreement are unconditionally guaranteed, jointly and severally, by all of the Azure subsidiaries and are collateralized by first priority liens on substantially all of existing and subsequently acquired assets and equity. The Azure Credit Agreement served as the sole borrowing agreement applicable for the Azure System and the Azure System Predecessor during the periods presented. In addition, substantially all of Azure's subsidiaries, including the Azure System and the Azure System Predecessor, served as guarantors and pledger's with respect to the Azure Credit Agreement.

Public Offering of Partnership Common Units
On June 17, 2015, we and the General Partner entered into an Underwriting Agreement related to the Offering. The Offering closed on June 22, 2015. The Partnership received net proceeds from the sale of the common units sold in the Offering of approximately $48.3 million including the proportionate capital contribution by the General Partner to maintain its 1.93% general partner interest and after deducting the underwriting discount and estimated offering expenses payable by the Partnership.
On July 17, 2015, underwriters of the Partnership's completed Offering, exercised their option to purchase an additional 90,000 common units. Total net proceeds from the sale of these additional common units after deducting underwriting discounts and commissions and estimated offering expenses, was approximately $1.2 million.

Capital Requirements

The midstream business is capital intensive and can require significant investment to maintain and upgrade existing operations, connect new wells to the system, organically grow into new areas and comply with environmental and safety regulations. Our capital requirements include maintenance capital expenditures and expansion capital expenditures. The Azure System Predecessor did not historically designate between maintenance capital expenditures and expansion capital expenditures, and therefore historical maintenance capital expenditures and expansion capital expenditures information has not been provided.

Based on current market conditions, we expect to be able to fund our activities for 2015 with cash flows generated from our operations, available cash on hand and borrowings under our Credit Agreement. Our ability to pay distributions to our unitholders, to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance, which will be affected by prevailing economic conditions in the industry and financial, business and other factors, some of which are beyond our control.

CASH FLOWS
Net cash flows provided by (used in) operating activities, investing activities and financing activities for the nine months ended September 30, 2015 and 2014 were as follows:

In thousands	Nine Months Ended September 30,
	2015	2014	Change
Net cash provided by (used in):
Operating activities	$7,999	$10,136	$(2,137)
Investing activities	$39,540	$(9,495)	$49,035
Financing activities	$(39,154)	$(641)	$(38,513)

Operating Activities. Cash flows provided by operations for the nine months ended September 30, 2015 were $8.0 million compared to cash flows provided by operations of $10.1 million for the nine months ended September 30, 2014. The change in cash flows from operations when comparing the nine months ended September 30, 2015 to the nine months ended September 30, 2014 was primarily due to a net use of cash of: (i) $11.0 million from changes in operating assets and liabilities; (ii) $0.9 million additional net loss exclusive of $215.8 million goodwill impairment for the nine months ended September 30, 2015 and $0.2 million of asset impairments for the nine months ended September 30, 2014; (iii) decrease in amortization of deferred financing costs of $0.4 million, partially offset by; (iv) higher depreciation and amortization expense of $9.0 million related to the Partnership's historical midstream assets, which were adjusted to fair value in connection with the business combination and are included within the condensed consolidated results of operations subsequent to the Transaction Date; (v) higher deferred income tax liability of $0.7 million; and (vi) higher unit based compensation related to the LTIP of $0.4 million.
Investing Activities. Cash flows provided by investing activities were $39.5 million for the nine months ended September 30, 2015 compared to cash flows used in investing activities of $9.5 million for the nine months ended September 30, 2014. The cash flows provided by investing activities for the nine months ended September 30, 2015 were primarily associated with the $117.3 million in cash acquired in the business combination, which represents the net cash held by the Partnership immediately prior to the business combination. The net cash balance held by the Partnership immediately prior to the business combination was assumed to be the $180.8 million in cash borrowed under the Credit Agreement less the $63.0 million paid in connection with the redemption of 90 IDR Units from NuDevco, partially offset by a $76.2 million distribution related the Contribution Agreement and $3.5 million of capital expenditures. The cash flows used in investing activities during the three months ended September 30, 2014 were associated with capital expenditures incurred by the Azure System Predecessor during the period.
Financing Activities. Cash flows used in financing activities were $39.2 million for the nine months ended September 30, 2015 compared to cash flows provided by financing activities of $0.6 million for the nine months ended September 30, 2014. The cash flows used in financing activities for the nine months ended September 30, 2015 were primarily associated with: (i) $99.5 million in cash distribution related to the Transactions; (ii) $48.5 million repayment of long-term debt on our Credit Agreement from proceeds from the Offering; (iii) $15.0 million repayment of long-term debt related to the Partnership's existing credit facility in connection with the Transactions; (iv) $15.0 million quarterly distributions to unitholders; (v) $3.7 million repayment of long-term debt related to the Azure Credit Agreement; partially offset by (vi) $93.5 million of borrowings under our Credit Agreement; and (vii) $49.5 million proceeds from the Offering. The cash flows used in financing activities for the nine months ended September 30, 2014 were primarily associated with $7.6 million in allocated repayments of long-term debt under the Azure Credit Agreement, partially offset by $7.1 million of predecessor parent company net investment.

OFF-BALANCE SHEET ARRANGEMENTS
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a significant current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS
A summary of our contractual obligations as of September 30, 2015 is as follows:

In thousands	2015	2016	2017	2018	2019	Thereafter	Total
Operating lease agreements (1)	$174	$626	$399	$299	$274	$1,329	$3,101
Long-term debt (2)	1,991	7,901	7,901	226,968	—	—	244,761
Total	$2,165	$8,527	$8,300	$227,267	$274	$1,329	$247,862

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have updated our critical accounting policies described in our 2014 Annual Report as a result of the Transactions described above and the resulting accounting and financial reporting effects. The following serves to update our critical accounting policies.

Intangible Assets

Intangible assets consist of the Partnership's existing customer relationships, and were identified as part of the purchase price allocation to the Partnership's assets acquired by the Azure System Predecessor. The customer relationship intangible assets are amortized on a straight-line basis over the expected period of benefits of the customer relationship, which we have concluded is a ten year period.

Goodwill

Goodwill represents consideration paid in excess of the fair value of the identifiable assets acquired in a business combination. We evaluate goodwill for impairment on an annual basis, and whenever events or changes indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Goodwill is tested for impairment using a two-step quantitative test. The first step compares the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, the goodwill is not considered impaired. If the fair value of the reporting unit does not exceed the carrying amount of the reporting unit, the second step compares the implied fair value of goodwill to the carrying value of goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, the excess of the carrying value over the implied value is recognized as an impairment in the statement of operations. See Note 7 to the condensed consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

We have exposure to changes in interest rates under our amended Credit Agreement. The credit markets continues to produce an environment of low interest rates. It is possible that monetary policy will tighten, resulting in higher interest rates to counter possible inflation. Interest rates on our Credit Agreement, which is under floating interest rates, and future debt offerings could be higher than current levels, causing our financing costs to increase accordingly. For the nine months ended September 30, 2015, a 1% change in the interest rate under our Credit Agreement would have resulted in a $1.7 million change in interest expense.

Commodity Price Risk

Energy commodity prices can affect our profitability indirectly by influencing the level of drilling and production activity by our producer customers, the willingness of our non-producer customers to purchase natural gas for processing and the volumes of natural gas delivered to us for processing by all of our customers.

Beginning in the second half of 2014 and continuing through the issuance of these financial statements, commodity prices have experienced increased volatility. In particular, natural gas, crude oil and NGL prices have decreased significantly. As a result of the decline in commodity prices and associated decline in upstream drilling activity, we have experienced a decline in the growth in volume of natural gas we gather and process for our customers.

In order to mitigate the effects of commodity price volatility substantially all of our revenues and the related cost of natural gas, NGLs and condensate revenues are generated under fee-based commercial agreements, the substantial majority of which have minimum volume commitments. We believe these commercial arrangements will help promote adequate cash flows and minimize direct commodity price exposure. Accordingly, we do not plan to enter into any derivative contracts to manage our exposure to commodity price risk, and, as a result of our limited exposure to commodity price risk under our fee-based commercial agreements, we do not plan to enter into hedging arrangements to manage such risk.

Counterparty and Customer Credit Risk

For the nine months ended September 30, 2015, the Azure System Predecessor and the Partnership had three customers that each accounted for more than 10% of our revenues. For the nine months ended September 30, 2015, AES accounted for 33.6%, BP plc accounted for 13.1% and Anadarko Petroleum Company accounted for 11.3% of our revenues.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of our General Partner performed an evaluation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC and to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our General Partner's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner have concluded that our disclosure controls and procedures were effective as of September 30, 2015.

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

Item 1A. Risk Factors.

Security holders and potential investors in our securities should carefully consider the risk factors set forth under Part I. "Item 1A, Risk Factors", in our 2014 Annual Report and Part II, "Item 1A Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015. The following risk factor updates the risks described in our 2014 Annual Report. There has been no material change in our risk factors from those described in the 2014 Annual Report and our Quarterly Report for the quarter ended June 30, 2015 other than those set forth below. These risks are not the sole risks for investors. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Restrictions in our Credit Agreement could adversely affect our business, financial condition, results of operations, ability to make distributions to unitholders and the value of our common units.

We are dependent upon the earnings and cash flow generated by our operations in order to meet our debt service obligations and to make cash distributions to our unitholders. The operating and financial restrictions and covenants in our Credit Agreement and any future financing agreements could restrict our ability to finance future operations or capital needs or to expand or pursue our business activities, which may, in turn, limit our ability to make cash distributions to our unitholders. Our Credit Agreement limits our ability among other things, to:

•	incur or guarantee debt;

•	make distributions on or redeem or repurchase units;

•	make certain investments or acquisitions;

•	make capital expenditures;

•	incur certain liens or permit them to exist;

•	enter into certain types of transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer, sell or otherwise dispose of assets.

Our Credit Agreement contains covenants requiring us to maintain certain financial ratios. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests. See Note 8 to our condensed consolidated financial statements.

The provisions of our Credit Agreement may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our Credit Agreement could result in a default or an event of default that could enable our lenders, subject to the terms and conditions of our Credit Amendment, to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, and our unitholders could experience a partial or total loss of their investment.

For a complete description of long-term debt, see Note 8 to our condensed consolidated financial statements.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Azure Midstream Partners, LP
By: Azure Midstream Partners GP, LLC,
The General Partner of Azure Midstream Partners, LP

November 9, 2015	/s/ Eric T. Kalamaras
Eric T. Kalamaras
Chief Financial Officer of Azure Midstream Partners GP, LLC (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

3.1	Certificate of Limited Partnership of Marlin Midstream Partners, LP.	DRS	3.1	5/3/2013	377-00170
3.2	Certificate of Amendment to the Certificate of Limited Partnership of Marlin Midstream Partners, LP, effective as of May 19, 2015.	10-Q	3.2	8/10/2015	001-36018
3.3	Second Amended and Restated Agreement of Limited Partnership of Marlin Midstream Partners, LP dated as of February 27, 2015.	8-K	3.2	3/5/2015	001-36018
3.4	First Amendment to Second Amended and Restated Agreement of Limited Partnership of Marlin Midstream Partners, LP, effective as of May 19, 2015.	8-K	3.3	5/21/2015	001-36018
3.5	Certificate of Formation of Marlin Midstream GP, LLC.	DRS	3.3	5/3/2013	377-00170
3.6	Certificate of Amendment to Certificate of Formation of Marlin Midstream GP, LLC, effective as of May 19, 2015.	8-K	3.1	5/21/2015	001-36018
3.7	First Amendment to First Amended and Restated Limited Liability Company Agreement of Marlin Midstream GP, LLC, effective as of May 19, 2015.	8-K	3.2	5/21/2015	001-36018
10.1	Contribution Agreement dated as of August 6, 2015 by and between Azure Midstream Energy LLC and Azure Midstream Partners, LP.	8-K	10.1	8/12/2015	001-36018
10.2	Gas Gathering Agreement dated as of August 6, 2015by and between Azure ETG, LLC and TGG Pipeline, Ltd.	8-K	10.2	8/12/2015	001-36018
10.3	Amendment No. 2 to Credit Agreement and Amendment No. 1 to Security Agreement.	8-K	10.1	10/30/2015	001-36018
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32**	Certifications pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Document.
101.LAB*	XBRL Labels Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.

* Filed Herewith.
**Furnished Herewith.