Form 10-K
period 2015-12-31
AZURE MIDSTREAM PARTNERS, LP
filed 2016-03-30
CIK 1575599

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
or
◻ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number:  001-36018

AZURE MIDSTREAM PARTNERS, LP

(Exact name of registrant as specified in its charter)

Delaware	46-2627595
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
12377 Merit Drive Suite 300, Dallas, Texas 75251	75251
(Address of principal executive offices)	(Zip Code)
(972) 674-5200
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Units representing limited partner interests	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ◻No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ◻No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑No   ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑No   ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ☑
Non-accelerated filer ◻(Do not check if smaller reporting company)	Smaller reporting company ◻

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ◻ No  ☑

The aggregate market value of the Partnership's common units representing limited partner interests held by non-affiliates of the registrant was approximately $131,710,000 on June 30, 2015, based on the closing price as reported on New York Stock Exchange.

As of March 30, 2016, the registrant had 13,064,218 common units and 8,724,545 subordinated units outstanding.

AZURE MIDSTREAM PARTNERS, LP

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2015

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

EUR: Estimated ultimate recovery.

GPM: Gallons per Mcf.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made in this 2015 Annual Report on Form 10-K (“Annual Report”) and may from time to time otherwise make in other public filings, press releases and discussions by management, forward-looking statements concerning our operations, economic performance and financial condition. These statements can be identified by the use of forward-looking terminology including “may,” “will,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” or other similar words. These statements discuss future expectations, contain projections of results of operations or financial condition or include other “forward-looking” information. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will be realized. These forward-looking statements involve risks and uncertainties. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the following risks and uncertainties:

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

•

damage to pipelines, facilities, plants, related equipment and surrounding properties, including damage to third-party pipelines or facilities upon which we rely for transportation services, caused by hurricanes, earthquakes, floods, fires, severe weather, casualty losses, explosions and other natural disasters and acts of terrorism;

•	outages at the processing or fractionation facilities owned by us or third parties caused by mechanical failure and maintenance, construction and other similar activities;

•	actions taken by third-party operators, processors and transporters;

•	leaks or accidental releases of products or other materials into the environment, whether as a result of human error or otherwise;

•	the level and timing of our expansion capital expenditures and our maintenance capital expenditures;

•	the cost of acquisitions, if any;

•	the level of our general and administrative expenses, including reimbursements to our General Partner and its affiliates for services provided to us;

•	our level of indebtedness, debt service requirements, liquidity, compliance with our debt covenants and our ability to continue as a going concern;

•	fluctuations in our working capital needs;

•	our ability to borrow funds and access capital markets;

•	restrictions contained in our debt agreements;

•	the amount of cash reserves established by our General Partner; and

•	other business risks affecting our cash levels.

The risk factors and other factors noted throughout or incorporated by reference in this report could cause our actual results to differ materially from those contained in any forward-looking statement.  Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Items 1 and 2.  Business and Properties

GENERAL OVERVIEW

In this Annual Report, the terms “Partnership”, “our”, “we”, “us” and “its” refer to Azure Midstream Partners, LP itself or Azure Midstream Partners, LP together with its consolidated subsidiaries, which includes the Azure System, as defined below, for all periods subsequent to November 14, 2013. On May 19, 2015, the Partnership changed its name from Marlin Midstream Partners, LP to Azure Midstream Partners, LP.

In this Annual Report the term “Azure System Predecessor” refers to the Legacy gathering system entities and assets (the "”Legacy System”), which has been deemed to be the predecessor of the Partnership for accounting and financial reporting purposes. The closing of the transactions described under "”Acquisition of the Legacy System"” (the “Transactions”) occurred on February 27, 2015, and was reflected in the consolidated financial statements of the Partnership using, for accounting purposes, a date of convenience of February 28, 2015 (the “Transaction Date”). The effect of recording the Transactions as of the Transaction Date was not material to the information presented.

In this Annual Report the term “Azure System” refers to the operations of the Legacy System, together with the contribution of Azure ETG, LLC; a Delaware limited liability company (“Azure ETG”) that owns and operates the East Texas gathering system, (the “ETG System”), for periods beginning November 15, 2013, representing the period Azure Midstream Energy LLC, a Delaware limited liability company (“Azure”), acquired 100% of the equity interests in the entities that own the Legacy System and the ETG System up to the Transaction Date.  Azure contributed the ETG System to the Partnership on August 6, 2015, effective as of July 1, 2015. This transaction was determined to be a transaction between entities under common control for financial reporting purposes. Accordingly, we have recast the financial results of the Partnership to include the financial results of the ETG System for periods beginning November 15, 2013, the date Azure acquired the ETG System.

Organization and Description of Business

Azure Midstream Partners, LP is a Delaware limited partnership formed in April 2013 by NuDevco Partners, LLC and its affiliates (“NuDevco”) to develop, own, operate and acquire midstream energy assets.  Through our wholly owned subsidiaries, Marlin Logistics, LLC (“Marlin Logistics”), Marlin Midstream, LLC (“Marlin Midstream”) and Azure ETG, we generate revenues by charging fees for gathering, transporting, treating and processing natural gas, transloading crude oil and selling or delivering NGLs to third parties.

In July 2013, we completed our initial public offering (“IPO”) of 6,875,000 common units for $20.00 per common unit. In exchange for NuDevco contributing Marlin Logistics and Marlin Midstream to us, we issued 1,849,545 common units and all of the Partnership’s subordinated units and incentive distribution rights to wholly owned subsidiaries of NuDevco. NuDevco is wholly owned by W. Keith Maxwell III, a former member of our board of directors, until February 2016, and former Chairman of the Board and Chief Executive Officer, until February 2015. Following the IPO, NuDevco owned and controlled Azure Midstream Partners GP, LLC, formerly Marlin Midstream GP, LLC (the  “General Partner”).

Recent Developments

Going Concern Uncertainty

The Partnership’s liquidity outlook has changed throughout 2015 due to continued low commodity prices, which are expected to affect a number of companies in the oil industry, including our customers.  Lower commodity prices have caused a significant reduction in drilling, completing and connecting new wells, which has caused a reduction in our forecasted volumes. These lower volumes have negatively impacted our operating cash flows.  The downturn in the market has also effected the Partnership’s ability to access the capital markets, which would have allowed the Partnership to facilitate growth or reduce debt.

As a result of these and other factors the Partnership’s ability to comply with financial covenants and ratios in its senior secured revolving credit facility (the "Credit Agreement") has adversely impacted the Partnership’s ability to continue as a going concern. Absent a waiver or amendment, failure to meet these covenants and ratios would have resulted in a default and, to the extent the applicable lenders so elect, an acceleration of the existing indebtedness, causing such debt of approximately $231.7 million to be immediately due and payable. Based upon our current estimates and expectations for commodity prices in 2016, we do not expect to remain in compliance with all of the restrictive covenants contained in its Credit Agreement throughout 2016 unless those requirements are waived or amended. The Partnership does not currently have adequate liquidity to repay all of its outstanding debt in full if such debt were accelerated.

The report of the Partnership’s independent registered public accounting firm that accompanies its audited consolidated financial statements in this Annual Report contains an explanatory paragraph regarding the substantial doubt about the Partnership’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty. The Partnership’s Credit Agreement contains the requirement to deliver audited consolidated financial statements without a going concern or like qualification or exception. Consequently, as of the filing date, March 30, 2016, the Partnership would have been in default under the Credit Agreement.  Had we been unable to obtain a waiver or other suitable relief from the lenders under the Credit Agreement prior to the expiration of the 30 day grace period, an Event of Default (as defined in the Credit Agreement) would result in the lenders holding a majority of the commitments under the Credit Agreement, accelerate the outstanding indebtedness, which would make it immediately due and payable. On March 29, 2016, the Partnership entered into the Third Amendment (as defined below).

Our General Partners’ board of directors and management are in the process of evaluating strategic alternatives to help provide the Partnership with financial stability, but no assurance can be given as to the outcome or timing of this process. The Partnership is currently in discussions with various stakeholders and is pursuing or considering a number of actions including: (i) obtaining additional sources of capital from asset sales, private issuances of equity or equity-linked securities, debt for equity swaps, or any combination thereof; (ii) obtaining waivers or amendments from its lenders; and (iii) continuing to minimize its capital expenditures, reduce costs and maximize cash flows from operations. There can be no assurance that sufficient liquidity can be obtained from one or more of these actions or that these actions can be consummated within the period needed.

Associated Energy Services, LP (“AES”) Contract Terminations

During the first quarter of 2016, AES was delinquent in paying amounts invoiced under its gathering and processing contracts, as well as its logistics contracts with subsidiaries of the Partnership.  The contracts have provisions requiring AES to make payments based on minimum volume commitments (“MVCs”). AES caused its bank to issue a $15.0 million letter of credit to the administrative agent under the Credit Agreement to secure the amount of its obligations under its logistics contracts. The Partnership’s General Partner has approved a settlement agreement with AES and its parent, NuDevco, to resolve these issues under the gathering and processing agreements and the logistics contracts.  Principal terms of the settlement include: (i) AES cooperation in the administrative agent’s drawing down the full $15.0 million amount of the letter of credit, allowing proceeds from the draw to be applied to pay down debt under our Credit Agreement; (ii) the gathering and processing agreement and the logistics contracts are terminated effective as of January 1, 2016; (iii) NuDevco surrenders to the Partnership the 8,724,545 subordinated units, 1,939,265 common units and 10 IDR Units of the Partnership held by NuDevco or its subsidiary; (iv) the parties release each other from other claims in respect of the terminated contracts; and (v) AES will assign all of its rights and interests in third party contracts to Azure. The settlement agreement is subject to final approval from the lenders under the Credit Agreement.

The AES gathering and processing contracts represented revenues of $29.1 million for the year ended December 31, 2015. These amounts represented 100% of the revenues for our logistics business segment for the year ended December 31, 2015.

W. Keith Maxwell III resigned from the board of directors effective February 19, 2016. Mr. Maxwell is the principal executive officer of NuDevco, which was one of the Partnership’s largest individual holders of common units and held all of the Partnership’s subordinated units.  Mr. Maxwell is also the principal executive officer of AES, one of the Partnership’s largest customers for gathering and processing revenues, and the single customer for the logistics business.

As a result of the AES contract terminations, intangible assets of approximately $60.0 million associated with the terminated contracts will be eliminated in the first quarter of 2016.

Amendment to Credit Agreement

On March 29, 2016, the Partnership entered into the third amendment to the Credit Agreement (“Third Amendment”).  The Third Amendment waived the affirmative covenant that stated if the Partnership’s annual financial statements, prepared in accordance with generally accepted accounting standards, contained any going concern qualification an event of default would result, for the year ended December 31, 2015.  Additionally, the Third Amendment waived certain other events of default until June 30, 2016.

Under the terms of the Third Amendment, we are still prohibited from declaring or paying any distributions to unitholders if a default or event of default exists.

Suspension of Distribution

On February 1, 2016, the Partnership announced a temporary suspension of the distribution for the quarterly period ended December 31, 2015 as a result of covenant restrictions contained in our Credit Agreement.  Our General Partners’ board of directors and management believe the suspension to be in the best long-term interest of all stakeholders.  The board of directors will continue to evaluate the Partnership’s ability to reinstate the distribution, although reinstatement of distributions is not expected in the near term absent substantial improvement in our operating performance and compliance with the terms of our Credit Agreement.

Acquisition of the Legacy System

On February 27, 2015, we completed the Transactions, described in detail below, pursuant to a transaction agreement, dated January 14, 2015 (the “Transaction Agreement”), by and among us, Azure, the General Partner, NuDevco and Marlin IDR Holdings, LLC, a Delaware limited liability company and wholly owned subsidiary of NuDevco (“IDRH”). Pursuant to the Transaction Agreement, we acquired the Legacy System from Azure and Azure acquired all of the equity interests in our General Partner and 90% of our IDR Units,  as defined below, from NuDevco.

The following transactions were consummated on February 27, 2015, in connection with the closing of the Transactions:

•

we amended and restated our Agreement of Limited Partnership of Marlin Midstream Partners, LP (the "Partnership Agreement") to reflect the unitization of all of our incentive distribution rights (as unitized, the “IDR Units”) and recapitalized the incentive distribution rights owned by IDRH into 100 IDR Units;

•	we redeemed 90 IDR Units held by IDRH in exchange for a payment by us of $63.0 million to IDRH (the “Redemption”);

•

we acquired the Legacy System from Azure through the contribution, indirectly or directly, of: (i) all of the outstanding general and limited partner interests in Talco Midstream Assets, Ltd., a Texas limited liability company and subsidiary of Azure; and (ii) certain assets owned by TGG Pipeline, Ltd., a Texas limited liability company and subsidiary of Azure  ("TGG"), in exchange for aggregate consideration of $162.5 million, which was paid to Azure in the form of $99.5 million in cash and by the issuance of 90 IDR Units, (the foregoing transaction, collectively, the “Contribution”); and

•

Azure purchased from NuDevco: (i) all of the outstanding membership interests in our General Partner; and (ii) an option to acquire up to 20% of each of the common units and subordinated units held by NuDevco as of the execution date of the Transaction Agreement.

Following the consummation of the Transactions, Azure controlled us through its ownership of all of the equity interests in our General Partner. Our General Partner controlled us through its ownership of our outstanding general partner units, which represented a 1.96% economic general partner interest in us as of the Transaction Date. Azure also owns 90 IDR Units, which represented 90% of our IDR Units. NuDevco owned 10.8% of our common units and 100.0% of our subordinated units, representing 59.5% of our outstanding limited partner interests as of the Transaction Date and 10 IDR Units, which represented 10% of our IDR Units. See “Recent Developments – Associated Energy Services, LP (“AES”) Contract Terminations” for information regarding our current ownership.

Contribution of the ETG System

On August 6, 2015, we entered into a contribution agreement, (the “Contribution Agreement”) with Azure, which is the sole member of the General Partner. Pursuant to the Contribution Agreement, Azure contributed 100% of the outstanding membership interests in the ETG System to the Partnership in exchange for the consideration described below, (the "Contribution"). The closing of the transactions contemplated by the Contribution Agreement occurred simultaneously with the execution of the Contribution Agreement. The Contribution Agreement contains customary representations and warranties, indemnification obligations and covenants by the parties, and provides that the Partnership’s acquisition of the ETG System was effective on July 1, 2015.

The following transactions took place pursuant to the Contribution Agreement:

•

as consideration for the membership interests of the ETG System, we paid Azure $80.0 million in cash and issued 255,319 common units to Azure representing limited partner interests in the Partnership; and

•	we entered into a gas gathering agreement with TGG, an indirect subsidiary of Azure.

At December 31, 2015, after giving effect to our June 2015 public offering of common units, common units issued to Azure in connection with the Contribution Agreement representing 1.2% of our limited partner interests and phantom shares vested under the Marlin Midstream Partners, LP 2013 Long-Term Incentive Plan ("LTIP"), public security holders represented 49.8% of our outstanding limited partner interests and NuDevco held 49.0% of our outstanding limited partner interests.

Azure

Azure is a midstream company with a focus on owning, operating, developing and acquiring midstream energy infrastructure in core producing areas in the United States. Azure currently provides natural gas gathering, compression, treating and processing services in Northern Louisiana and East Texas in the prolific Haynesville and Bossier Shale formations.

OUR ASSETS AND AREAS OF OPERATION

Overview

We are a fee-based Delaware limited partnership formed to develop, own, operate and acquire midstream energy assets. We currently provide natural gas gathering, compression, dehydration, treating, processing and hydrocarbon dew-point control and transportation services, which we refer to as our midstream natural gas business, and crude oil transloading services, which we refer to as our crude oil logistics business. Our assets and operations are organized into the gathering and processing segment and the logistics segment.

For additional information relating to revenues, profits and total assets by operating segment, please see Note 10  “Segment Information” to our consolidated financial statements included in this Annual Report.

Gathering and Processing Segment

As of December 31, 2015, our gathering and processing segment primarily consisted of the following assets: (i) two related natural gas processing plants located in Panola County, Texas; (ii) an idle natural gas processing plant located in Tyler County, Texas; (iii) two natural gas gathering systems connected to our Panola County processing plants; and (iv) two NGL transportation pipelines that connect our Panola County and Tyler County processing plants to third party NGL pipelines. Our primary midstream natural gas assets are located in long-lived oil and natural gas producing regions in East Texas. These assets gather and process NGL-rich natural gas streams associated with production primarily from the Cotton Valley Sands, Haynesville Shale, Austin Chalk and Eaglebine formations.

During 2015, we have completed the following transactions:

•

acquisition of the Legacy System, the results of operations of which are included within our gathering and processing segment. The addition of the Legacy System provides us with access to producing acreage that is currently not directly accessible within Harrison, Panola and Rusk counties in Texas. For a more detailed description of the Legacy System, see “Legacy Gathering System” below.

•

acquisition of the ETG System, the results of operations of which are included within our gathering and processing segment. The addition of the ETG System provides us with four interconnections with major interstate pipelines providing 1.75 Bcf per day of access to downstream markets and a total of 336,000 gross acres in the Haynesville Shale and Bossier Shale formations.  For a more detailed description of the ETG System, see “East Texas Gathering System” below.

The following table sets forth information about our primary midstream natural gas assets as of the year ended December 31, 2015 including the Legacy System, which was acquired in February 2015, and the ETG System contributed in August 2015:

Midstream Natural Gas	System Type	County, State	Miles	Gas Compression (bhp)	Approximate Design Capacity (MMcf/d otherwise noted)
Panola 1	Processing	Panola, Texas	N/A	8,220	100
Panola 2	Processing	Panola, Texas	N/A	10,400	120
Total Panola			N/A	18,620	220
Tyler (1)	Processing	Tyler, Texas	N/A	4,640	80
Marlin Midstream, LLC	Natural Gas Gathering	Panola and Harrison Counties, Texas	80	6,300	200
Turkey Creek (Bbls/d)	NGL Pipelines	Panola and Tyler Counties, Texas	12	N/A	20,000
Legacy Gathering System (2)	Natural Gas Gathering	Panola, Harrison and Rusk Counties, Texas and Caddo Parish Louisiana	666	14,125	500
East Texas Gathering System (3)	Natural Gas Gathering/Processing	Shelby, Nacogdoches, San Augustine and Sabine Counties, Texas and DeSoto Parish Louisiana	255	N/A	1,750

(1)	The Tyler processing facility includes one 40 MMcf/d cryogenic train and two 20 MMcf/d cryogenic trains that are currently idle.

(2)	The Legacy Gathering System was acquired on February 27, 2015 in connection with the closing of the Transactions, and is currently operational.
(3)	The East Texas Gathering System was acquired effective July 1, 2015 in connection with the closing of the Contribution Agreement and is currently operational.

Panola County Processing Plants

Our Panola County processing plants, which we refer to as our Panola 1 and Panola 2 processing plants, are situated northeast of the town of Carthage in East Texas on approximately 35 acres, and are operated as a single integrated facility, with common inlet and outlet points. These plants process NGL-rich natural gas from the Haynesville Shale and Cotton Valley natural gas production areas, which are areas known for their long-lived reserves. These plants are natural gas treating and cryogenic processing plants that include residue gas compression, amine treating and dehydration equipment with current design capacity to process up to 220 MMcf/d of natural gas.

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

Inlet volumes at our Panola County plants are obtained from numerous sources with various natural gas compositions. Supply interconnects to the facility include nine pipelines extending from our Lake Murvaul gathering system, our Oak Hill Lateral, Atmos Energy Corporation’s S2 pipeline, Kinder Morgan’s McCormick pipeline, Texas Gas Gathering’s Harrison and Panola County gathering systems and MarkWest Energy Partners, L.P.’s pipeline. Residue gas from our Panola County plants is delivered to several pipelines, including the Texas Gas, CenterPoint CP, Gulf South Pipeline, LP pipelines, and the DCP Carthage trading hub through the Atmos Energy Corporation and Enterprise pipelines. NGL production from our Panola County plants is delivered into one of our Turkey Creek pipelines, which extends to TEPPCO Partners, L.P.’s Panola Pipeline for redelivery at the Mont Belvieu, Texas trading hub.

Tyler County Gas Processing Plant

Our Tyler County processing facility is situated northeast of the town of Woodville, in East Texas, on approximately ten acres. During 2015, our Tyler processing facility experienced declining production due to adverse economic factors, primarily the decline in oil and natural gas prices resulting in decreased volumes at the facility. Consequently, this facility was idled in the fourth quarter of 2015. This facility is available to be put back in service once volume levels increase to an economically beneficial level.

When operational, this facility processes NGL-rich natural gas from the Austin Chalk and Eaglebine natural gas production formations, which are areas known for their long-lived reserves. This facility consists of natural gas treating and cryogenic processing plants that include residue gas compression, amine treating, and glycol dehydration equipment with a design capacity to process up to 80 MMcf/d of natural gas.

Our Tyler County processing plant includes one cryogenic processing train with nameplate capacity of 40 MMcf/d, two 20 MMcf/d cryogenic processing trains with aggregate nameplate capacity of 40 MMcf/d, two 40 MMcf/d glycol dehydration units, two 200 GPM amine units and three compressor units with an aggregate of 4,640 bhp of residue gas compression.

We do not own or operate any natural gas gathering systems associated with our Tyler County processing plant. When the plant is operational, NGLs produced by our Tyler County processing plant are stored in two 30,000 gallon surge tanks and one 12,000 gallon surge tank and transported through one of our Turkey Creek NGL pipelines to an NGL pipeline owned by West Texas LPG Pipeline Limited Partnership for delivery at the Mont Belvieu trading hub.

Marlin Midstream, LLC Gathering System

Our Marlin Midstream, LLC gathering system is comprised of our Lake Murvaul natural gas gathering system and our Oak Hill Lateral.

Our Lake Murvaul natural gas gathering system is connected to our Panola County processing plants and gathers natural gas primarily from delivery points on our gathering systems and interconnecting pipelines in the area. NuDevco and its affiliates purchased, from CenterPoint Energy, the original Lake Murvaul gathering system, consisting solely of a 12-inch trunk line extending approximately 10 miles southwest from the site of our Panola County processing plants. The gathering system currently consists of approximately 31 miles of 12-inch trunk line, approximately 23 miles of 4-inch, 6-inch and 8-inch gathering lines and seven compressor stations with total compression of approximately 6,300 bhp. The gathering system has an aggregate capacity of approximately 100 MMcf/d.

Our Lake Murvaul gathering system has pipeline interconnects with Gulf South Pipeline, LP, Texas Eastern Transmission, LP, ETC Gas Company Ltd., Natural Gas Pipeline Company of America LLC and DCP Midstream Partners, LP. Producers generally bear the cost of connecting their wells to our system at delivery points on our gathering systems.

Our Oak Hill Lateral, which was placed in service in March 2013, is connected to our Panola County processing plant and gathers natural gas through a connection to a gathering system owned by Anadarko Petroleum Company (“Anadarko”). Our Oak Hill Lateral consists of approximately 11 miles of 12-inch trunk line with a current capacity of approximately 100 MMcf/d.

Turkey Creek NGL Pipelines

Our wholly owned subsidiary, Turkey Creek Pipeline, LLC, owns and operates the following two NGL pipelines, which we refer to as our Turkey Creek pipelines:

•

a 4-inch diameter y-grade NGL pipeline with a total capacity of 10,000 Bbls/d,  expandable to 15,000 Bbls/d extending approximately two miles from our Panola County processing plants to a pipeline owned by TEPPCO Partners, L.P. for redelivery at the Mont Belvieu, Texas trading hub; and

•

a 6-inch diameter y-grade NGL pipeline with a total capacity of 10,000 Bbls/d extending approximately 11 miles from our Tyler County processing plants to an NGL pipeline owned by West Texas LPG Pipeline Limited Partnership for redelivery at the Mont Belvieu, Texas trading hub.

Legacy Gathering System

The Legacy System was contributed to us as part of the Transactions on February 27, 2015. The Legacy System is primarily located within Harrison, Panola and Rusk Counties in Texas and Caddo Parish in Louisiana and currently serves the Cotton Valley formation, the Haynesville shale formation and the shallower producing sands in the Travis Peak formation. The Legacy System consists of high and low-pressure gathering lines and serves approximately 100,000 dedicated acres with access to seven major downstream markets, three third-party processing plants and the Panola County processing plants. The Legacy System has ten 1,340 bhp compressors and two additional compressors comprising 725 bhp, for a total of 14,125 bhp of compression. The Legacy System has an aggregate capacity of approximately 500 MMcf/d. Our Legacy System gathers high-Btu natural gas with an NGL content between 2.0 and 5.2 GPM.

East Texas Gathering System

The ETG System was contributed to us as part of the Contribution Agreement effective July 1, 2015. The ETG System is primarily located within San Augustine, Nacogdoches, Sabine, Panola and Shelby Counties in East Texas, as well as DeSoto Parish in Louisiana, and currently serves multiple formations including the Haynesville, Bossier and the liquids-rich James Lime formation. The ETG System serves approximately 336,000 gross dedicated acres.  The ETG System has one owned treating plant, 5 MMcf/d of processing capacity and four interconnections with major interstate pipelines providing 1.75 Bcf per day of access to downstream markets.  The ETG System’s Fairway processing plant is designed to extract NGL content for liquids processing from natural gas averaging 3.2 GPM from the James Lime formation.

Other Midstream Natural Gas Assets

We own and operate approximately six miles of 6-inch natural gas pipeline, which we refer to as our Bethany Lateral, and a natural gas treating facility, which we refer to as our Stateline Treating facility. Our Stateline Treating facility is adjacent to our Bethany Lateral and is located southeast of the town of Bethany in Caddo Parish, Louisiana. Our Stateline Treating facility has an aggregate CO2 treating capacity of approximately 20 MMcf/d.

Logistics Segment

Our logistics segment consists of three crude oil transloading facilities: (i) our Wildcat facility located in Carbon County, Utah, where we currently operate two skid transloaders and four ladder transloaders; (ii) our Big Horn facility located in Big Horn County, Wyoming, where we currently operate two skid transloaders and two ladder transloaders; and (iii) our East New Mexico facility located in Sandoval County, New Mexico, where we currently operate two skid transloaders and two ladder transloaders. Our transloaders are used to unload crude oil from tanker trucks and load crude oil into railcars. Our facilities provide transloading services for production originating from well-established crude oil producing basins, such as the Uinta, San Juan and Powder River Basins, which we believe are currently underserved by our competitors. Our combined transloading capacity is 31,200 Bbls/d in normal operating conditions. For the year ended December 31, 2015, AES accounted for 100% of the revenues attributable to our logistics segment.

Per the terms of the settlement agreement with AES, all of our gathering and processing agreements and logistics contracts with AES will be terminated effective January 1, 2016. As a result intangible assets of approximately $60.0 million associated with the terminated contracts will be eliminated in the first quarter of 2016. The Partnership currently does not have other contracts supplying revenue under the logistics segment.  The Partnership will continue to evaluate the prospects for third-party revenue generation at each location but may ultimately conclude that operations at one or all of the locations should be terminated. See Item 1 and 2, “Business and Properties - Recent Developments” for further discussion of the AES contract terminations.

Wildcat Facility

At our Wildcat facility, crude oil is delivered to our site by third-party tanker trucks. The crude oil is then transferred from the truck to a railcar using either a skid transloader or a ladder transloader. On July 31, 2013, we entered into fee-based transloading services agreements with AES at our Wildcat facility that provide for a fixed fee per barrel for transloading services, subject to a MVC of 7,600 Bbls/d with respect to one of our skid transloaders and 1,260 Bbls/d with respect to two of our ladder transloaders.

Big Horn Facility

At our Big Horn facility, crude oil is delivered to our site by third-party tanker trucks. We transfer crude oil from truck to railcar using either a skid transloader or a ladder transloader. On July 31, 2013, we entered into fee-based transloading services agreements with AES at our Big Horn facility that provides for a fixed fee per barrel, subject to a MVC of 7,600 Bbls/d with respect to one of our skid transloaders and 1,260 Bbls/d with respect to one ladder transloader.

East New Mexico Facility

On July 30, 2014, we entered into a contribution agreement with NuDevco Midstream Development and our General Partner for the purchase of the East New Mexico Transloading Facility, located in Sandoval County, New Mexico. The purchase closed on August 1, 2014.  At our East New Mexico facility, crude oil is delivered to our site by third-party tanker trucks. We transfer crude oil from truck to railcar using a skid transloader or ladder transloader. On August 1, 2014, we entered into fee-based transloading services agreements with AES at our East New Mexico facility that provides for a fixed fee per barrel, subject to a MVC of 5,000 Bbls per weekday with respect to one skid transloader.

Amendment to Transloading Service Agreements

On February 27, 2015, we entered into amendments to our: (i) Wildcat facility transloading services agreement; (ii) Big Horn transloading services agreement; (iii) East New Mexico transloading services agreement; and (iii) Ladder transloading services agreement, all of which are transloading services agreements with AES, an affiliated party. The amendments extend the terms, including the MVCs, associated with these transloading services agreements until February 27, 2020, or five years from the date of the amendment.

Our Fee-Based Commercial Agreements

We generate revenues primarily under fee-based gathering and processing agreements.  During 2015, a significant portion of our revenues were generated under contracts with MVCs and annual inflation adjustments.  Under our gathering and processing agreement with AES, payments were based on a fixed fee per Mcf, subject to annual inflation adjustments for gathering, treating, compression and processing services and a per gallon fixed fee for NGL transportation services.  The agreement provided for a MVC of 80 MMcf/d.

Our gathering and processing agreements with Anadarko provided for a fixed fee per Mcf charge, subject to a MVC. The more significant contract with the MVC expired on April 30, 2015, and as a result volumes decreased throughout 2015. The Partnership still maintains a smaller minimum revenue commitment (“MRC”) contract for 20 MMcf/d.

Azure ETG maintains individually significant MVCs and a MRC with customers.  Under the MRC, our customer agrees to pay a minimum monetary amount over certain periods during the term of the MRC. The customer must make a deficiency payment to us at the end of the contract year if actual revenues are less than its MRC for that year. The customer is entitled to utilize the deficiency payments to offset gathering fees in future periods to the extent that such customer’s revenues in the following periods exceed its MRC for that period. This contract provision ranges for the entire duration of the gas gathering agreement, which is ten years. We record customer billings for obligations under the MRC, solely with respect to this natural gas gathering agreement, as deferred revenue when the customer has the right to utilize deficiency payments to offset gathering fees in subsequent periods. We recognize deferred revenue under this arrangement as revenue once all contingencies or potential performance obligations associated with the related revenues have either: (i) been satisfied through the gathering of future excess volumes of natural gas; or (ii) expired, or lapsed through the passage of time pursuant to the terms of the natural gas gathering agreement. Under the MVC’s, our customers agree to supply a minimum volume over certain periods during the term of the MVC. The customer must make a deficiency payment to us at the end of the contract term or contract periods. The MRC has a term that expires on December 31, 2020, while the other individual MVCs have terms expiring between August 31, 2020 and October 31, 2021.

Our transloading business has historically been serviced under five-year fee-based agreements with AES at our Wildcat, East New Mexico and Big Horn facilities.  Under these transloading agreements, AES was required to pay us a fixed fee per barrel.  The Wildcat and Big Horn agreements provided for a MVC of 7,600 Bbls/d at each facility with respect to two of our skid transloaders and 1,260 Bbls/d with respect to three of our ladder transloaders.  The East New Mexico agreement provided for a MVC of 5,000 Bbls per weekday for one skid transloader at the facility. These agreements have subsequently been terminated as a result of nonpayment by AES.  See Item 1 and 2, “Business and Properties - Recent Developments” for further discussion of the AES contract terminations.

As part of the Transactions, we also acquired certain contracts associated with the Legacy System. Major customers with long-term contracts on the Legacy System include BG, BP plc (“BP”), Devon Energy Corporation, Endeavor Energy Resources, L.P., EXCO, Sabine Oil & Gas LLC and Samson Resources Corporation, among others. The Legacy System cash flows are primarily fee-based and the contracts have a remaining life varying from one year to the life of the lease.

SPONSOR RELATIONSHIP

As of December 31, 2015, NuDevco, our original sponsor, and affiliates held 10,663,810 of our limited partner units, consisting of 1,939,265 common units and 8,724,545 subordinated units, representing 49.0% of the outstanding limited partner interests, the public held 10,850,070 common units, representing 49.8% of our outstanding limited partner interests and Azure held 255,319 common units, representing 1.2% of our outstanding limited partner interests.

Subsequent to the closing of the Transactions on February 27, 2015, Azure owns 100% of our General Partner and indirectly holds all 429,365 general partner units representing a 1.93% general partner interest, and 90 of our incentive distribution rights, representing 90% of our IDR Units. Additionally, Azure acquired an option to acquire up to 20% of each of our common and subordinated units held by NuDevco as of the execution date of the Transaction Agreement.

As of March 30, 2016, the public held 10,869,634 common units, representing 49.8% of our outstanding limited partner interests, NuDevco held 10,663,810 of our limited partner units, consisting of 1,939,265 common units and 8,724,545 subordinated units, representing 49.0% of the outstanding limited partner interests and Azure held 255,319 common units, representing 1.2% of our outstanding limited partner interests. In connection with the closing of the Transactions, we: (i) terminated our existing Omnibus Agreement dated July 31, 2013 among us, NuDevco Partners, NuDevco Partners Holdings, LLC, a Texas limited liability company, NuDevco and the General Partner; and (ii) entered into an omnibus agreement, (the “New Omnibus Agreement”), with the General Partner and Azure.

The New Omnibus Agreement, among other things, states that:

•	Azure will provide corporate, general and administrative services, (the “Services”), on behalf of the General Partner for the benefit of us and our subsidiaries;

•	we are obligated to reimburse Azure and its affiliates for costs and expenses incurred by Azure and its affiliates in providing the Services on our behalf;

•	the General Partner or Azure may at any time temporarily or permanently exclude any particular Service from the scope of the New Omnibus Agreement upon 90 days’ notice;

•

we or Azure may terminate the New Omnibus Agreement in the event that Azure ceases to control our General Partner. Azure may also terminate the New Omnibus Agreement if our General Partner is removed without cause and the units held by our General Partner were not voted in favor of the removal; and

•	we will have a right of first offer on any proposed transfer of any assets owned by Azure or its subsidiaries.

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

The following diagram illustrates the various components of the natural gas and crude oil value chain and the extent of our current operations:

Midstream Natural Gas Services

The principal components of the midstream natural gas business consist of gathering, compressing, treating, dehydrating, processing, fractionating, transporting and marketing natural gas and natural gas liquids, or NGLs. Companies within this industry provide services at various stages along the natural gas value chain by gathering raw natural gas from producers at the wellhead, separating the hydrocarbons into dry gas, primarily methane, and NGLs, and then routing the separated dry gas and NGL streams to the next intermediate stage of the value chain or to transmission pipelines for delivery to end-user markets.

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

Natural Gas Transmission

Once the raw natural gas has been treated and processed, the remaining natural gas, or residue natural gas, is transported to end users. The transmission of natural gas involves the movement of pipeline-quality natural gas from gathering systems and processing facilities to wholesalers and end users, including industrial plants and local distribution companies. Local distribution companies and marketers, if the local distribution company is open to competition, purchase the natural gas and market it to commercial, industrial and residential end users. Transmission pipelines generally span considerable distances and consist of large-diameter pipelines that operate at higher pressures than gathering pipelines to facilitate the transportation of greater quantities of natural gas. The concentration of natural gas production in a few regions of the United States generally requires transmission pipelines to cross state borders to meet national demand. These pipelines are referred to as interstate pipelines and primarily are regulated by federal agencies or commissions, including the Federal Energy Regulatory Commission (“FERC”). Pipelines that transport natural gas produced and consumed wholly within one state are generally referred to as intrastate pipelines. Intrastate pipelines are primarily regulated by state agencies or commissions.

Fractionation

Fractionation is the process by which the mixture of NGLs resulting from natural gas processing is separated into the NGL components prior to their sale to various petrochemical and industrial end users. Fractionation is accomplished by controlling the temperature of the stream of mixed liquids in order to take advantage of the difference in boiling points of separate hydrocarbon products. These products include ethane, propane, isobutene, normal butane and natural gasoline.

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

For additional information relating to our contractual arrangements, please see Items 1 and 2 “Business and Properties-Our Assets and Areas of Operation-Our Fee-Based Commercial Agreements” included in this Annual Report.

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

Crude oil rail terminals, or transloaders, are an integral part of ensuring the movement of new crude oil production from the developing shale plays, as well as crude oil production from conventional basins, in the United States and Canada. In general, transloaders are used to load railcars and transport the commodity out of developing basins into markets where transloaders are used to unload railcars and store crude oil volumes for third parties until the oil is redelivered to markets via pipelines, trucks or rail to delivery points.

CUSTOMERS

The primary suppliers of natural gas to us are a broad cross-section of the natural gas producing community. These suppliers include small and large exploration and production companies, large pipeline companies and natural gas marketers. Among those customers currently supplying natural gas to us for treating and processing are Anadarko and Kinder Morgan. Customers on our Legacy System include BP, Devon Energy Corporation, Endeavor Energy Resources, L.P., Indigo Resources LLC, Sabine Oil & Gas LLC and Samson Resources Corporation, among others. Customers on our ETG System include EOG, Aethon Energy Operating LLC, Devon Energy Corporation, Crimson Exploration, Inc. and Goodrich Petroleum Corp. We actively seek new natural gas producing customers for all of our facilities to increase throughput volume and to offset natural declines in the production from connected wells. We obtain new natural gas supplies in our operating areas by contracting for production from new wells, by connecting new wells drilled on dedicated acreage and by obtaining natural gas that has been directly received or released from other gathering systems.

For the year ended December 31, 2015, we had two customers that each accounted for more than 10% of our revenues. Those customers were AES, which accounted for 36.1% of our revenues and BP, which accounted for 11.8% of our revenues. Although we may have gathering, processing or transportation agreements with these customers, these agreements have remaining terms ranging from one to five years. As these agreements expire or are terminated, we will have to renegotiate extensions or renewals with these customers or replace the existing contracts with new arrangements with other customers. If either of these customers were to default on its contracts or if we were unable to renew our contracts with them on favorable terms, we may not be able to replace such customers in a timely manner, on favorable terms or at all. In any of these situations, our revenues and cash flows and our ability to make cash distributions to our unitholders would be materially and adversely affected. As a result of a nonpayment, in the first quarter of 2016, our contracts with AES have been terminated.

AES has historically been our sole customer with respect to our crude oil logistics business and we have derived all of our transloading revenues from AES.  AES contracts represented 100% of the capacity at our Wildcat, Big Horn, and East New Mexico facilities. During the first quarter of 2016, AES was delinquent in paying amounts invoiced under its gathering and processing contracts, as well as its logistics contracts with subsidiaries of the Partnership.  These contracts have subsequently been terminated.  Consequently, we currently have no contracts providing revenue to our crude oil logistics business segment. See Item 1 and 2, “Business and Properties - Recent Developments” for further discussion of the AES contract terminations. As part of the Transactions, AES pledged $15.0 million as collateral in support of a letter of credit facility on behalf of the logistics business segment. We have the ability to access the letter of credit in the event of nonpayment or nonperformance by AES. As a result of this nonpayment,  we have instructed the lenders to draw on the letter of credit which will result in a repayment of $15.0 million of debt under our Credit Agreement.

COMPETITION

The natural gas gathering, transmission, treating and processing businesses are highly competitive, and we face strong competition in acquiring new natural gas supplies. Our competition in obtaining additional natural gas supplies include interstate and intrastate pipelines and other midstream companies that gather, treat, process and market natural gas in the vicinity of our facilities. The ability to secure the dedication of natural gas supplies is primarily based on the reputation, efficiency, flexibility and reliability of the processor and the pricing of services. When commodity prices are high, producers generally desire to retain the full benefits of such increased commodity prices. Accordingly, in a high NGL pricing environment, fee-based arrangements are preferred by most producers. Our ability to tailor processing agreements to meet the specific needs of our customers, our ability to offer lower-priced services due to our relatively lower capital investments as compared to the rest of the industry and higher recovery efficiencies and lower fuel consumption at our facilities factor positively in our ability to compete in the markets we serve. The primary competitors of our Panola plants are DCP Midstream Partners, LP, Enable Midstream Partners LP, Midcoast Energy Partners, L.P. and MarkWest Energy Partners, L.P. The primary competitors of our idled Tyler County processing facility are Energy Transfer and Enterprise.

The crude oil logistics business, including the crude oil transloading business, is highly competitive. Our competition in obtaining new customers for our transloading services include EnLink Midstream Partners, LP, Rose Rock Midstream, LP and private logistics companies transloading crude oil in the areas in which we operate. The ability to secure additional agreements for transloading services is primarily based on the reputation, efficiency, flexibility, location and reliability of the service provided and the pricing of services. Since we generally target niche areas that are in need of crude oil logistics services, competition is less than if we were to try to compete in more active crude oil plays such as the Bakken, Utica and Marcellus shale plays. Our only customer for our crude oil transloading services has been AES.  During the first quarter of 2016, AES was delinquent in paying amounts invoiced under its gathering and processing contracts, as well as its logistics contracts with subsidiaries of the Partnership. These AES contracts have been terminated.  As a result, the Partnership will be evaluating other transloading contracts with customers in the areas in which we operate.  See Item 1 and 2, “Business and Properties - Recent Developments” for further discussion of the AES contract terminations.

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

Our pipelines are also subject to regulation by PHMSA under the Accountable Pipeline Safety and Partnership Act of 1996 (“ASPA”), the Pipeline Safety Improvement Act of 2002, as amended by the Pipeline Inspection, Protection, Enforcement, and Safety Act of 2006 (“PIPES Act”), and the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 the (“2011 Pipeline Safety Act”). PHMSA has established a series of rules, which require pipeline operators to develop and implement integrity management programs for certain gas pipelines that, in the event of a failure, could affect “high consequence areas”, including high population areas that are sources of drinking water and unusually sensitive ecological areas. Similar rules are also in place for operators of certain hazardous liquid pipelines including lines transporting NGLs and condensates.

The 2011 Pipeline Safety Act, among other things, increases the maximum civil penalty for pipeline safety violations and directs the Secretary of Transportation to promulgate regulations relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation, testing to confirm the material strength of certain pipelines and operator verification of records confirming the maximum allowable pressure of certain gas transmission pipelines. In September 2013, PHMSA published a final rulemaking consistent with the 2011 Pipeline Safety Act that increases the maximum administrative civil penalties for violation of the pipeline safety laws and regulations to $0.2 million per violation per day, with a maximum of $2.0 million for a related series of violations.

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

Regulation of Natural Gas Gathering

Section 1(b) of the Natural Gas Act of 1938 (“NGA”) exempts natural gas gathering facilities from the jurisdiction of FERC. We believe that our natural gas pipelines meet the traditional tests that FERC has used to determine that a pipeline is a gathering pipeline and is, therefore, not subject to FERC jurisdiction. The distinction between FERC-regulated transmission services and federally unregulated gathering services, however, has been the subject of substantial litigation, and the classification and regulation of our gathering facilities may be subject to change based on future determinations by FERC, the courts or Congress.

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

Sales of NGLs

The price at which we buy and sell NGLs is not currently subject to federal rate regulation and, for the most part, is not subject to state regulation. Historically, the transportation, sale and resale of natural gas in interstate commerce has been regulated by the FERC under the NGA, the NGPA, and regulations issued under those statutes. In the past, the federal government has regulated the prices at which natural gas could be sold. While sales by producers of natural gas can currently be made at market prices, Congress could reenact price controls in the future. Deregulation of wellhead natural gas sales began with the enactment of the NGPA and culminated in adoption of the Natural Gas Wellhead Decontrol Act which removed all price controls affecting wellhead sales of natural gas effective January 1, 1993.

Anti-Market Manipulation and Market Transparency Rules

We are subject to the anti-market manipulation provision in the NGA, as amended by the Energy Policy Act of 2005, or EP Act 2005, which makes it unlawful for any entity to engage in prohibited behavior in contravention of FERC rules and regulations. EP Act 2005 authorizes FERC to impose fines of up to $1.0 million per day per violation of the NGA, the NGPA or their implementing regulations. In addition, the Commodity Futures Trading Commission (“CFTC”) is directed under the Commodities Exchange Act, or CEA to prevent price manipulations for the commodity and futures markets, including the energy futures markets. Pursuant to the Dodd-Frank Act and other authority, CFTC has adopted anti-market manipulation regulations that prohibit fraud and price manipulation in the commodity and futures markets. CFTC also has statutory authority to seek civil penalties of up to the greater of $1.0 million or triple the monetary gain to the violator for violations of the anti-market manipulation sections of CEA.

We are also subject to various reporting requirements that are designed to facilitate transparency and prevent market manipulation, including a requirement that wholesale buyers and sellers of annual quantities of $2.2 million MMBtu or more of natural gas in a calendar year report aggregate volumes of natural gas purchased or sold at wholesale to the extent such transactions utilize, contribute to, or may contribute to, the formation of price indices. Additional proposals and proceedings that might affect the natural gas industry are pending before Congress, FERC and the courts. We cannot predict the ultimate impact of these or the above regulatory changes to our natural gas operations. We do not believe that we would be affected by any such FERC action materially differently than other similarly situated midstream companies with whom we compete.

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

Air Emissions

Our operations are subject to the federal Clean Air Act ("CAA") and comparable state and local laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources, including our compressor stations, processing plants and transloading and storage facilities, and also impose various monitoring and reporting requirements. Such laws and regulations may require that we obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with air permits containing various emissions and operational limitations and utilize specific emission control technologies to limit emissions. Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations and, potentially, criminal enforcement actions. We may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions under either or both federal or state law. On  October 1, 2015, the EPA published a final rule, effective December 28, 2015, revising the National Ambient Air Quality Standard for ozone to 70 parts per billion (“ppb”) for both the 8-hour primary and secondary standards from 75 ppb.  Further reduction, by the EPA, in the ozone standard, may require states to implement new more stringent regulations, which could apply to our operations.  Compliance with this or other new regulations could, among other things, require installation of new emission controls on some of our equipment, result in longer permitting timelines, and significantly increase our capital expenditures and operating costs, which could adversely affect our business as well as the business of similarly situated companies in the industry.

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

Hydraulic Fracturing

Some of our customers’ oil and gas production is developed from unconventional sources that require hydraulic fracturing as part of the completion process. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into the formation to stimulate gas production. The process is typically regulated by state oil and gas commissions or similar state agencies, but several federal agencies have asserted regulatory authority over certain aspects of the process.  For example, the EPA has issued final CAA regulations governing performance standards, including; (i) standards for the capture of air emissions released during hydraulic fracturing; (ii) proposed in the first half of 2015 effluent limit guidelines that wastewater from shale gas extraction operations must meet before discharging to a treatment plant; and (iii) issued in May 2014 a prepublication of its Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing.  Also, the federal Bureau of Land Management (“BLM”) issued a final rule, in March of 2015, which addressed fundamental standards for well integrity, water production and disclosure of chemicals used, to the BLM, for hydraulic fracturing activities. In addition, Congress has from time to time considered the adoption of legislation to provide for federal regulation of hydraulic fracturing.  At the state level, a growing number of states, including Texas, where we conduct operations and our customers conduct hydraulic fracturing, have adopted and other states are considering adopting, legal requirements that could impose more stringent permitting, disclosure or well construction requirements on hydraulic fracturing activities. States could elect to prohibit hydraulic fracturing altogether, such as the State of New York announced in December 2014. In addition, local governments may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. Further, several federal governmental agencies are conducting reviews and studies on the environmental aspects of hydraulic fracturing activities, including the White House Council on Environmental Quality and the EPA. These studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing.  While we do not conduct hydraulic fracturing, if new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where our oil and natural gas exploration and production customers’ operate, those customers could incur potentially significant added costs to comply with such requirements and experience delays or curtailment in the pursuit of exploration, development or production activities, which could reduce demand for our gathering, transportation and processing services, which could in turn adversely affect our revenues and results of operations.

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

Climate Change

Based on its findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment because emissions of such gases are contributing to warming of the earth’s atmosphere and other climatic changes. The EPA has adopted regulations under the Clean Air Act that, among other things, establish Prevention of Significant Deterioration (“PSD”) construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that are also potential major sources of certain principal, or criteria pollutant emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that typically will be established by the states. In addition, the EPA has adopted rules requiring the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the United States, including, among others, onshore processing, transmission and storage facilities. On December 9, 2014, the EPA published a proposed rule that would expand the petroleum and natural gas system sources for which annual GHG emissions reporting is currently required. This proposed rule includes GHG emissions reporting beginning in the 2016 reporting year for certain onshore gathering and boosting systems consisting primarily of gathering pipelines, compressors and processing equipment used to perform natural gas compression, dehydration and acid gas removal. We are monitoring GHG emissions from certain of our operations in accordance with current GHG emissions reporting requirements pursuant to the applicable reporting obligations and are currently assessing the potential impact that the December 9, 2014 proposed rule may have on our future reporting obligations, should the proposal be adopted.

While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce emissions of GHGs in recent years.  In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. The adoption of any legislation or regulations that requires reporting of GHGs or otherwise restricts emissions of GHGs from our or our oil and natural gas production customers’ equipment and operations could require us or our customers to incur significant added costs to reduce emissions of GHGs or could adversely affect demand for the natural gas and NGLs we gather and process or crude oil that we transport.  For example, in November 2015, the EPA requested information related to hazardous air pollutant emissions from sources in the oil and natural gas production and natural gas transmission and storage segments of the oil and natural gas sector. The deadline to respond has been extended from January 2016 to March 2016. It is anticipated that the EPA will finalize, in 2016, new regulations that will set methane emission standards for new and modified oil and gas production and natural gas processing and transmission facilities as part of efforts to reduce methane emissions from the oil and gas sector.

 Finally, some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate change that could have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events; if such effects were to occur, they could have an adverse effect on our operations.

Anti-terrorism Measures

The Department of Homeland Security Appropriation Act of 2007 requires the Department of Homeland Security (“DHS”), to issue regulations establishing risk-based performance standards for the security of chemical and industrial facilities, including oil and gas facilities that are deemed to present “high levels of security risk.” The DHS issued an interim final rule in April 2007 regarding risk-based performance standards to be attained pursuant to this act and, subsequently issued an Appendix A to the interim rules that established chemicals of interest and their respective threshold quantities that will trigger compliance with these interim rules. Covered facilities that are determined by DHS to pose a high level of security risk will be required to prepare and submit Security Vulnerability Assessments and Site Security Plans as well as comply with other regulatory requirements, including those regarding inspections, audits, recordkeeping, and protection of chemical-terrorism vulnerability information.

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

EMPLOYEES

As of December 31, 2015, our General Partner and its affiliates had approximately 111 employees performing services for our operations. None of these employees are covered by collective bargaining agreements, and we believe that our General Partner and its affiliates have a satisfactory relationship with those employees.

In connection with the Transaction, we entered into the New Omnibus Agreement. Under the New Omnibus Agreement, Azure provides Services on behalf of the General Partner for our benefit. We are obligated to reimburse Azure and its affiliates for costs and expenses incurred by Azure and its affiliates in providing the Services on our behalf.

We are managed and operated by the board of directors and executive officers of our General Partner.  Neither we nor our subsidiaries have any employees. Our General Partner has the sole responsibility for providing the employees and other personnel necessary to conduct our operations. All of the employees that conduct our business are employed by affiliates of our General Partner.

Item 1A.  Risk Factors

RISK FACTORS

Risks Related to our Business

We have a significant amount of indebtedness, and there is substantial doubt about our ability to continue as a going concern.

As of December 31, 2015, we had an aggregate amount of approximately $231.7 million of debt outstanding. In 2015, we incurred a loss from operations of $222.4 million, including an impairment charge of $215.8 million. As of March 30, 2016, we had $14.4 million in cash and cash equivalents and no availability under our Credit Agreement. We are required, at the time of borrowing and as a condition to borrowing, to make certain representations to our lenders. We may not currently be able to make these representations, and we may not be able to do so in the future unless we can restructure our debt obligations or obtain additional financing. There can be no assurance that we will be able to restructure our debt obligations or obtain additional financing. While we will attempt to take appropriate mitigating actions to address our indebtedness prior to its maturity or to otherwise obtain additional financing, and to cure any potential defaults under the agreements governing such debt, there is no assurance that any particular action or actions with respect to refinancing existing indebtedness, obtaining additional financing or curing potential defaults in our debt agreements will be sufficient.

The consolidated financial statements included in this Annual Report have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern.

We may not be able to generate sufficient cash flows to service all of our indebtedness and may be forced to take other actions in order to satisfy our obligations under our indebtedness, which may not be successful. If we are unable to repay or refinance our existing and future debt as it becomes due, whether at maturity or as a result of acceleration, we may be unable to continue as a going concern.

As of March 30, 2016, we had total indebtedness of $231.7 million. Based on our current debt balance, we expect to have interest payments due during 2016, totaling approximately $11.6 million. Our ability to make scheduled payments on, or to refinance, our debt obligations will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control. Lower commodity prices have negatively impacted our revenues, earnings and cash flows, and sustained low oil and natural gas prices will have a material and adverse effect on our liquidity position. We cannot assure you that our business will generate sufficient cash flows from operating activities or that future sources of capital will be available to us in an amount sufficient to permit us to service our indebtedness or repay our indebtedness as it becomes due or to fund our other liquidity needs. In addition, there can be no assurance that we will have the ability to borrow or otherwise raise the amounts necessary to repay or refinance our indebtedness as it matures. If we are unable to generate sufficient cash flow to service our debt or meet our debt obligations as they become due, we may be required to restructure or refinance all or a portion of our debt, obtain additional financing, sell some of our assets or operations or reduce or delay capital expenditures, including development efforts and acquisitions.

We may be unable to restructure or refinance our debt, obtain additional financing or capital or sell assets on satisfactory terms, if at all. If we cannot make scheduled payments on our debt, we will be in default under the terms of the agreements governing our debt and, as a result, our debt holders could declare all outstanding principal and interest to be due and payable, which would in turn trigger cross-acceleration or cross-default rights between the relevant agreements. The lenders under our revolving credit facility could also terminate their commitments to lend us money and foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation. The uncertainty associated with our ability to meet our obligations as they become due raises substantial doubt about our ability to continue as a going concern. The report of the Partnership’s independent registered public accounting firm that accompanies its audited consolidated financial statements in this Annual Report contains an explanatory paragraph regarding the substantial doubt about the Partnership’s ability to continue as a going concern.

Based upon current estimates and expectations, we do not expect to remain in compliance with all of the financial covenants contained in the Credit Agreement throughout 2016.  Our failure to obtain relief from this requirement under Credit Agreement could result in an acceleration of all of our outstanding debt obligations.

The downturn in the market has affected the Partnership’s ability to access the capital markets, which, if successfully accessed, would have allowed the Partnership to reduce debt.  As a result, the Partnership’s ability to comply with financial covenants and ratios in the Credit Agreement has adversely impacted the Partnership’s ability to continue as a going concern.  Absent a waiver or amendment, failure to meet these covenants and ratios could result in the lenders accelerating the loans outstanding under the Credit Agreement.  As a result of these factors, the audit report prepared by our auditors with respect to the financial statements in this Annual Report includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a “going concern.” As a result of the Partnership’s inability to meet financial covenants for the first quarter of 2016 and the inclusion of the explanatory going concern paragraph in this Annual Report, absent the Third Amendment, we would have been in default under the Credit Agreement.

On March 29, 2016, the Partnership entered into the Third Amendment.  Pursuant to the Third Amendment, we have received an agreement from our lenders to waive the affirmative covenant that stated if the Partnership’s annual financial statements  contained any going concern qualification an event of default would result, for the year ended December 31, 2015.  Additionally, the Third Amendment waived certain other events of default until June 30, 2016.    For additional information regarding the Third Amendment, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Credit Agreement.

Restrictions in our Credit Agreement could adversely affect our business, financial condition, results of operations, ability to make distributions to unitholders and value of our common units.

The Credit Agreement  limits our ability to, among other things: (i) incur additional debt; (ii) grant certain liens; (iii) make certain investments; (iv) engage in certain mergers or consolidations; (v) dispose of certain assets; (vi) enter into certain types of transactions with affiliates; (vii) make distributions, with certain exceptions, including the distribution of Available Cash, as defined in the Partnership Agreement, if no default or event of default exists and, during the Availability Period, as defined in the Credit Agreement, if an Availability deficiency exists, the aggregate amount of distributions of Available Cash made during such deficiency shall not exceed $10.0 million; (viii) enter into certain restrictive agreements or amend certain material agreements; and (ix) prepay certain debt.

As a result of the decline in commodity prices and associated decline in upstream oil and gas drilling activity, we experienced a decline in the growth in volume of natural gas we gather and process for our customers. These collective events impacted our operating results adversely and resulted in the need to amend our Credit Agreement. In October 2015, the Partnership entered into the second amendment to the Credit Agreement (the “Second Amendment”) and the first amendment to the Security Agreement (the “Revised Security Agreement”). Among other things, the Partnership agreed to reduce the borrowing capacity under the Credit Agreement to $238.0 million in exchange for more favorable financial condition covenants, including amending our maximum permitted consolidated leverage ratio.

Under the terms of the Second Amendment, we are prohibited from declaring or paying any distribution to unitholders if a default or event of default exists. In addition, under the Second Amendment, future distributions are contingent upon the maintenance of certain leverage ratios as detailed in the Second Amendment.

Given the lower commodity prices in 2015 and 2016, we would have exceeded the maximum permitted consolidated leverage ratio of 5.00 times consolidated adjusted EBITDA set forth in the Credit Agreement at the end of the first quarter of 2016, which required us to seek a waiver or amendment from our bank lenders. Further, there is a reasonable possibility that the Partnership will be unable to comply with the financial covenants over the next four quarters. The Third Amendment waived the affirmative covenant that stated if the Partnership’s annual financial statements, prepared in accordance with generally accepted accounting standards, contained any going concern qualification an event of default would result, for the year ended December 31, 2015.  Additionally, the Third Amendment waived certain other events of default until June 30, 2016.

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

Our level of indebtedness may reduce our financial flexibility.

As of December 31, 2015, the balance under our Credit Agreement was $231.7 million with commitments of up to $238.0 million.

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

A significant portion of our gross margin is attributable to a relatively small number of customers.  Anadarko,  AES and BP accounted for a substantial majority of our gross margin for the year ended December 31, 2015. These agreements have remaining terms ranging from two to five years. As these contracts expire, we will have to renegotiate extensions or renewals with these customers or replace the existing contracts with new arrangements with other customers. If any of these customers were to default on its contract or if we were unable to renew our contract with any of these customers on favorable terms, we may not be able to replace such customers in a timely fashion, on favorable terms or at all. In any of these situations, our gross margin and cash flows and our ability to make cash distributions to our unitholders would be materially and adversely affected. We expect our exposure to concentrated risk of non-payment, non-performance or nonrenewal to continue as long as we remain substantially dependent on a relatively small number of customers for a substantial portion of our gross margin.

During 2015, Anadarko cancelled a significant contract and as a result is no longer a significant customer.  Further, in the first quarter of 2016 AES was delinquent in paying amounts invoiced under its gathering and processing contracts, as well as its logistics contracts with subsidiaries of the Partnership. These contracts were ultimately terminated. Consequently, AES is no longer a significant customer. See Item 1 and 2, “Business and Properties - Recent Developments” for further discussion of the AES contract terminations.  BP and EOG are each expected to account for more than 10% of the gross margin of our combined businesses for the year ended December 31, 2016.

Historically, AES has been our sole customer with respect to our crude oil logistics business. As a result of the termination of our contracts with AES discussed in Item 1 and 2, “Business and Properties - Recent Developments”  we currently have no customers for our crude oil logistics business.  If we are unable to generate customers for this business, our business, results of operations, financial condition and ability to reinstate cash distributions to our unitholders would be materially and adversely affected.

Historically, AES has been our sole customer with respect to our crude oil logistics business, and has represented the substantial majority of our transloading revenues in our crude oil logistics business.  Contracts with AES represented 100% of the capacity at our Wildcat, Big Horn, and East New Mexico facilities and accounted for 17.3% of our revenues and $14.0 million of our gross margin for the year ended December 31, 2015.  As a result of the termination of these contracts, we currently have no customers for our crude oil logistics business. If we are unable to generate customers for this business, our business, results of operations, financial condition and ability to reinstate cash distributions to our unitholders would be materially and adversely affected.

We may not generate sufficient distributable cash flow to resume the payment of quarterly distributions to holders of our common and subordinated units.

We have suspended cash distributions to holders of our common and subordinated units. In order to support the payment of the minimum quarterly distribution of $0.35 per unit per quarter, or $1.40 per unit on an annualized basis, we must generate distributable cash flow of approximately $7.8 million per quarter, or $31.1 million per year, based on the number of common and subordinated units and the general partner interest outstanding as of December 31, 2015. We may not generate sufficient distributable cash flow each quarter to support the payment of the minimum quarterly distribution. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	our ability to contract successfully for throughput volumes of natural gas and crude oil;

•	the volume of natural gas we gather and process and the volume of NGLs we transport;

•	the volume of crude oil that we transload;

•	the level of production of crude oil and natural gas and the resultant market prices of crude oil, natural gas and NGLs;

•	the level of competition from other midstream natural gas companies and crude oil logistics companies in our geographic markets;

•	the level of our operating expenses;

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

•	outages at the processing or fractionation facilities owned by us or third parties caused by mechanical failure and maintenance, construction and other similar activities;

•	actions taken by third-party operators, processors, and transporters; and

•	leaks or accidental releases of products or other materials into the environment, whether as a result of human error or otherwise.

In addition, the actual amount of cash we will have available for distribution will depend on other factors, including:

•	the level and timing of our expansion capital expenditures and our maintenance capital expenditures;

•	the cost of acquisitions, if any;

•	the level of our general and administrative expenses, including reimbursements to our General Partner and its affiliates for services provided to us;

•	our debt service requirements, liquidity, compliance without debt covenants and our ability to continue as a going concern and other liabilities;

•	fluctuations in our working capital needs;

•	our ability to borrow funds and access capital markets;

•	restrictions contained in our debt agreements;

•	the amount of cash reserves established by our General Partner; and

•	other business risks affecting our cash levels.

On February 1, 2016, the Partnership announced a suspension of the distribution for the quarterly period ended December 31, 2015. The board of directors will continue to evaluate the Partnership’s ability to reinstate the distribution, although reinstatement of distributions is not expected in the near term absent substantial improvement in our operating performance and compliance with the terms of our Credit Agreement.

Our commercial agreements subject us to renewal risks.

We currently gather, process and transport natural gas, and purchase, transport and sell NGLs, on our midstream natural gas systems under commercial agreements with terms of various durations. As our commercial agreements expire, we will have to negotiate extensions or renewals with our customers or enter into new agreements with customers. We may be unable to renew or enter into new agreements on favorable commercial terms, if at all. We also may be unable to maintain the economic structure of a particular agreement with an existing customer or the overall mix of our contract portfolio.

During 2015, the contracted MVCs of natural gas delivered by AES and Anadarko were below the committed amount at our Panola County processing facilities. Due to the decline in these volumes Anadarko may be unwilling to negotiate extensions or renewals of its commercial agreements with us on terms acceptable to us.  As a result, Anadarko may make shortfall payments to us, from time to time, or none at all with respect to its MVCs.  In addition, AES was delinquent in paying amounts invoiced under its gathering and processing contracts, as well as its logistics contracts with subsidiaries of the Partnership. Per the terms of the settlement agreement with AES, these contracts were subsequently terminated. To the extent we are unable to renew our existing contracts or enter into new contracts on terms that are favorable to us or to successfully manage our overall contract mix over time, our revenues, gross margin and cash flows could decline and our ability to make distributions to our unitholders could be materially and adversely affected.

 As discussed above and herein, Anadarko cancelled a significant contract and as a result is no longer a significant customer. The Partnership still maintains a smaller MRC contract for 20 MMcf/d. Further, in the first quarter of 2016, per the settlement agreement with AES, all contracts with AES will be terminated.  Consequently, AES is no longer a significant customer. See Item 1 and 2, “Business and Properties - Recent Developments” for further discussion of the AES contract terminations.

We depend on a few key customers for a significant portion of our revenues. To the extent any one or more of these customers becomes financially distressed or commences bankruptcy proceedings, our revenues, cash flow and ability to make cash distributions to our unitholders could be materially adversely affected.

For the year ended December 31, 2015, 47.9% of our revenues were generated from two customers. Some of these customers may have material financial and liquidity issues or may be disproportionately affected as compared to larger, better-capitalized companies as a result of current economic and financial circumstances, operational incidents or other events. To the extent any one or more of these customers becomes financially distressed or commences bankruptcy proceedings, the contracts governing these customer relationships could be renegotiated at lower rates or rejected under applicable provisions of the United States Bankruptcy Code. Any such renegotiation or rejection could have a material adverse effect on our revenue and cash flows and our ability to make cash distributions to our unitholders.

Many of our assets have been in service for many years and require significant maintenance capital expenditures. As a result, our maintenance or repair costs may increase in the future.

Our pipelines, terminals and storage facilities are generally long-lived assets, and many of them have been in service for many years. The age and condition of our assets could result in increased maintenance or repair expenditures in the future. Any significant increase in these expenditures could adversely affect our results of operations, financial position or cash flows, as well as our ability to make cash distributions to our unitholders.

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

The natural gas volumes that support our midstream natural gas business are dependent on the level of production from crude oil and natural gas wells connected to our systems, the production of which will naturally decline over time. Likewise, the crude oil volumes that support our logistics business are dependent on the level of production from oil wells in our areas of operation. As a result, our cash flows associated with these wells will also decline over time unless we obtain new sources of natural gas and crude oil to maintain or increase throughput and transloading volumes. The primary factors affecting our ability to obtain non-dedicated sources of natural gas and crude oil include: (i) the level of successful drilling activity in our areas of operation; (ii) our ability to compete for volumes from successful new wells or from wells in which existing contractual arrangements with us and our competitors are expiring; and (iii) our ability to compete successfully for volumes from sources connected to other pipelines.

We have no control over the level of drilling activity in our areas of operation, the amount of reserves associated with wells connected to our systems or the rate at which production from a well declines. In addition, we have no control over producers or their drilling or production decisions, which are affected by, among other things:

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

The amount of cash that is available for distribution to unitholders is affected by decisions of our General Partner. These decisions may include whether cash received in connection with surplus volumes above MVCs with significant third-party customers may result in lower fees, and therefore less cash received, in future periods as credits are applied against future MVCs.

Distributions of available cash relating to surplus volumes in earlier periods may have the purpose or effect of:  (i) enabling our General Partner or its affiliates to receive distributions on either subordinated units or IDR Units held by them; or (ii) accelerating the conversion of subordinated units.

If our customers do not increase the volumes of natural gas and crude oil they provide to our gathering and processing facilities or transloading facilities, our growth strategy and ability to increase cash distributions to our unitholders may be materially and adversely affected.

Our ability to increase the throughput on our gathering and processing facilities and the volumes of crude oil that we transload at our transloading facilities is dependent on receiving increased volumes from our existing customers. Our customers are not obligated to provide additional volumes to our gathering and processing systems or to our transloading facilities, and they may determine in the future that areas outside of our current areas of operation are strategically more attractive to them.

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

In recent years, the prices of crude oil and natural gas have been volatile, and we expect this volatility to continue. During the fourth quarter of 2015, crude oil prices based on WTI dropped sharply to a low of $42.16 per barrel, reflecting a decline from an average of $92.91 per barrel in 2014 and a high of $61.43 per barrel earlier in 2015. WTI crude oil prices averaged $31.78 per barrel in January 2016. The New York Mercantile Exchange (“NYMEX”) daily settlement price for natural gas for the prompt month futures contract ranged: in 2013, from a high of $4.46 per MMBtu to a low of $3.11 per MMBtu; in 2014, from a high of $6.15 per MMBtu to a low of $2.89 per MMBtu; and in 2015, from a high of $3.23 per MMBtu to a low of $1.76 per MMBtu.

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

The natural gas, NGLs and crude oil currently transported, gathered or processed at our facilities originates from existing domestic resource basins, which naturally deplete over time. To offset this natural decline, our facilities will need access to production from newly discovered properties. Many economic and business factors beyond our control can adversely affect the decision by producers to explore for and develop new reserves. These factors could include relatively low commodity prices, cost and availability of equipment and labor, regulatory changes, capital budget limitations, the lack of available capital or the probability of success in finding hydrocarbons. A decrease in exploration and development activities in the regions where our facilities and other energy logistic assets are located could result in a decrease in our volumes, which could have a material adverse effect on our financial position, results of operations and cash flows.

A sustained decline could also potentially affect the ability of our vendors, suppliers and customers to continue operations. In addition, the natural gas volumes that we obtain from customers that are natural gas marketers are adversely impacted by low NGL prices, particularly for ethane, due to less favorable NGL sale economics for such marketers in low NGL price environments. Furthermore, higher natural gas and NGL prices over the long-term could result in a decline in the demand for natural gas and NGLs and, therefore, in the throughput on our midstream natural gas systems.

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

Our natural gas gathering, processing and transportation assets are dependent upon third-party pipelines and other facilities for natural gas supply and NGL takeaway capacity. Currently, our only direct NGL transportation option is Enterprise Products Partners, L.P.’s Panola Pipeline. The continuing operation of such third-party pipelines and other midstream facilities is not within our control. These pipelines and other midstream facilities may become unavailable because of testing, turnarounds, line repair, reduced operating pressure, lack of operating capacity, regulatory requirements and curtailments of receipt or deliveries due to insufficient capacity or because of damage from hurricanes or other operational hazards. In addition, if the costs to us to access and transport on these third-party pipelines significantly increase, our profitability could be reduced. If any such increase in costs occurred, if any of these pipelines or other midstream facilities becomes unable to receive or transport natural gas or NGLs, or if the volumes we gather or transport do not meet the natural gas quality requirements of such pipelines or facilities, our revenues and gross margin and our ability to make cash distributions to our unitholders could be materially and adversely affected.

Our right of first offer on certain of Azure’s midstream assets is subject to risks and uncertainty, and ultimately we may not acquire any of those assets.

In connection with the closing of the Transactions, we terminated our prior omnibus agreement and entered into the New Omnibus Agreement with our General Partner and Azure, pursuant to which, among other thing, we have a right of first offer on any proposed transfer of any assets owned by Azure or its subsidiaries.

We can provide no assurance whether, when or on what terms we will be able to successfully consummate any future acquisitions pursuant to our right of first offer, and Azure is under no obligation to accept any offer that we may choose to make or to enter into any commercial agreements with us. For these or a variety of other reasons, we may decide not to exercise our right of first offer when we are permitted to do so, and our decision will not be subject to unitholder approval. In addition, our right of first offer may be terminated by Azure at any time after it no longer controls our General Partner.  For additional information relating to our right of first offer, please see Item 13 “Certain Relationships and Related Party Transactions, and Director Independence—Omnibus Agreement” included in this Annual Report.

The long-term growth of our logistics business is substantially dependent on the availability of railcars.

We do not own or maintain a fleet of railcars, and the long-term growth of our crude oil logistics business is substantially dependent on the availability of railcars to transport crude oil received by our transloaders. The availability of such railcars is not within our control and they may become unavailable due to increased demand, more stringent safety requirements or other logistical constraints. Our sole transloading customer has in the past experienced periods of railcar shortages, and may experience such shortages in the future. If any future transloading customer is unable to obtain a sufficient supply of railcars to enable us to transload the crude oil delivered to us by that customer, our business and results of operations could be materially and adversely affected.

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

We continuously consider and enter into discussions regarding potential acquisitions or growth capital expenditures. Any limitations on our access to new capital will impair our ability to execute this strategy. If the cost of capital becomes too expensive, our ability to develop or acquire strategic and accretive assets will be limited. We may not be able to raise the necessary funds on satisfactory terms, if at all. The primary factors that influence our initial cost of equity include market conditions, including our then current unit price, fees we pay to underwriters and other offering costs, which include amounts we pay for legal and accounting services. The primary factors influencing our cost of borrowing include interest rates, credit spreads, covenants, underwriting or loan origination fees and similar charges we pay to lenders. In addition, a variety of factors beyond our control could impact the availability of our cost of capital, including domestic or international economic conditions, increases in key benchmark interest rates and/or credit spreads, the re-pricing of market risks and volatility in capital and financial markets.

Weak economic conditions and the volatility and disruption in the financial markets have increased the cost of raising money in the debt and equity markets while also diminishing the availability of funds from those markets.  Weak economic conditions and competition for asset purchases have limited our ability to fully execute our growth strategy.

If funding is not available when needed, or is available only on unfavorable terms, we may be unable to implement our development plans, enhance our existing business, complete acquisitions and construction projects, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our revenues and results of operations.

We intend to grow our business in part by seeking strategic acquisition opportunities. If we are unable to access capital, make acquisitions on economically acceptable terms, our future growth will be limited, and the acquisitions we do make may reduce, rather than increase, our distributable cash flow on a per unit basis.

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

If we are unable to make accretive acquisitions, whether because we are: (i) unable to access capital; (ii) unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts; (iii) unable to obtain financing for these acquisitions on economically acceptable terms; (iv) outbid by competitors; or (v) unable to obtain necessary governmental or third-party consents or for any other reason, then our future growth and ability to increase distributions will be limited. Furthermore, even if we do make acquisitions that we believe will be accretive, these acquisitions may nevertheless result in a decrease in our distributable cash flow on a per unit basis.

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

Our natural gas gathering operations are generally exempt from regulation by FERC, under the NGA, but FERC regulations  still affect these businesses and the markets for products derived from these businesses. FERC’s policies and practices across the range of its natural gas regulatory activities, including, for example, its policies on open access transportation, rate-making, capacity release and market center promotion, indirectly affect intrastate markets. In recent years, FERC has pursued pro-competitive policies in its regulation of interstate natural gas pipelines. However, we cannot be assured that FERC will continue this approach as it considers matters such as pipeline rates and rules and policies that may affect rights of access to natural gas transportation capacity. In addition, the distinction between FERC-regulated transmission services and federally unregulated gathering services has been the subject of extensive litigation; accordingly, the classification and regulation of some of our pipelines may be subject to change based on future determinations by FERC, the courts or Congress.

State regulation of natural gas gathering facilities generally includes various safety, environmental and, in some circumstances, complaint-based rate regulation and nondiscriminatory take requirements. Natural gas gathering may receive greater regulatory scrutiny at both the state and federal levels because FERC has taken a more light-handed approach to regulation of the gathering activities of interstate pipeline transmission companies and as a number of such companies have transferred gathering facilities to unregulated affiliates. The TRRC has adopted regulations that generally allow natural gas producers and shippers to file complaints with the TRRC in an effort to resolve grievances relating to intrastate pipeline access and rate discrimination. Our natural gas gathering operations could be materially and adversely affected in the future should they become subject to the application of state or federal regulation of rates and services. Our gathering operations also may be or become subject to safety and operational regulations relating to the design, installation, testing, construction, operation, replacement and management of gathering facilities. Additional rules and legislation pertaining to these matters are considered or adopted from time to time. We cannot predict what effect, if any, such changes might have on our operations, but the industry could be required to incur additional capital expenditures and increased costs depending on future legislative and regulatory changes. Other state and local regulations also may affect our business. For additional information relating to the regulations to which we are subject, please see Items 1 and 2 - “Business and Properties—Regulation of Operations” included in this Annual Report.

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

In addition, states have adopted regulations similar to existing PHMSA regulations for intrastate gathering and transmission lines. Texas, where we conduct our operations, has developed regulatory programs that parallel the federal regulatory scheme and are applicable to intrastate pipelines transporting natural gas and NGLs.  We currently estimate an annual average cost of $0.3 million for the years 2016 and 2017 to implement pipeline integrity management program testing along certain segments of our natural gas and NGL pipelines.  This estimate does not include the costs, if any, of any repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the testing program, which costs could be substantial. At this time, we cannot predict the ultimate cost of compliance with applicable pipeline integrity management regulations, as the cost will vary significantly depending on the number and extent of any repairs found to be necessary as a result of the pipeline integrity testing. We will continue our pipeline integrity testing programs to assess and maintain the integrity of our pipelines. The results of these tests could cause us to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of our pipelines.

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

In addition, PHMSA has issued Advisory Bulletins which, among other things, advise pipeline operators to review whether existing records of the operating parameters and conditions of their pipelines are able to provide adequate support for determining whether such pipelines are operating at a safe pressure. Locating such records and, in the absence of any such records, verifying maximum pressures through physical testing, could increase our costs or result in reductions of allowable operating pressures. The 2011 Pipeline Safety Act and implementing regulations also increase the maximum penalty for violation of pipeline safety regulations from $0.1 million to $0.2 million per violation per day of violation and also from $1.0 million to $2.0 million for a related series of violations. The safety enhancement requirements and other provisions of the 2011 Pipeline Safety Act as well as other pipeline safety legislation or any implementation of PHMSA rules thereunder could require us to install new or modified safety controls, pursue additional capital projects, or conduct maintenance programs on an accelerated basis, any or all of which tasks could result in our incurring increased operating costs that could and have a material adverse effect on our results of operations or financial position.

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

There is a risk that we may incur significant environmental costs and liabilities in connection with our operations due to our handling of natural gas, NGLs, crude oil and other petroleum hydrocarbons, because of air emissions and product-related discharges arising out of our operations, and as a result of historical industry operations and waste disposal practices. Joint and several, strict liabilities may be incurred, without regard to fault, under certain of these environmental laws and regulations in connection with discharges or releases of petroleum hydrocarbons or wastes on, under or from our facilities and pipelines, a few of which have been used for natural gas gathering, NGL transportation or crude oil transloading activities for a number of years. Private parties, including the owners of the properties through which our gathering or transportation systems pass or upon which our transloading facilities operate and facilities where our wastes are taken for reclamation or disposal, may also have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations or for personal injury or property damage. For example, an accidental release from one of our pipelines could subject us to substantial liabilities arising from environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury and property and natural resource damages and fines or penalties for related violations of environmental laws or regulations. In addition, changes in environmental laws occur frequently, and any such changes that result in more stringent and costly waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on our operations or financial position. For example, on  October 1, 2014, the EPA published a final rule, effective December 28, 2015, revising the National Ambient Air Quality Standards for ozone to 70 ppb for both the 8-hour primary and secondary standards from 75ppb. We may not be able to recover all or any of these costs related to environmental laws and regulations from insurance. For additional information relating to the environmental matters associated with our business, please see Items 1 and 2 - “Business and Properties-Environmental Matters” included in this Annual Report.

We do not own all of the land on which our midstream natural gas pipelines and facilities and transloading facilities are located, which could result in disruptions to our operations.

We do not own all of the land on which our midstream natural gas pipelines and facilities have been constructed, and we are, therefore, subject to the possibility of more onerous terms and/or increased costs to retain necessary land use if we do not have valid rights-of-way or if our pipelines are not properly located within the boundaries of such rights-of-way. Under the majority of our right-of-way contracts, we obtain the rights to construct and operate our pipelines on land owned by third parties and governmental agencies until abandonment. However, certain of our right-of-way contracts are for a specified period of time. In addition, we do not own the sites on which our Wildcat, Big Horn and East New Mexico transloading facilities are located or where we conduct our transloading operations. We have a property lease at our Wildcat facility with a 12-year term expiring November 14, 2025, a property lease at our East New Mexico facility expiring April 30, 2017, and a rail siding lease at our Big Horn facility that is renewable annually on March 31.

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

Based on its findings that emissions of GHG present an endangerment to public health and the environment because emissions of such gases are contributing to warming of the earth’s atmosphere and other climatic changes, the EPA has adopted rules under the CAA that, among other things, establish PSD construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that are also potential major sources of certain principal, or criteria pollutant emissions, which reviews could require securing PSD permits at covered facilities emitting GHGs and meeting “best available control technology” standards for those GHG emissions. In addition, the EPA has adopted rules requiring the monitoring and annual reporting of GHG emissions from onshore processing, transmission and storage facilities, which include certain of our operations. On December 9, 2014, the EPA published a proposed rule that would expand the petroleum and natural gas system sources for which annual GHG emissions reporting is currently required to include GHG emissions reporting beginning in the 2016 reporting year for certain onshore gathering and boosting systems consisting primarily of gathering pipelines, compressors and processing equipment used to perform natural gas compression, dehydration and acid gas removal. While Congress has from time to time considered adopting legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation.  In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing GHG emissions by means of cap and trade programs. The adoption of any legislation or regulations that requires reporting of GHGs or otherwise restricts emissions of GHGs from our or our oil and natural gas exploration and production customers’ equipment and operations could require us or our customers to incur significant added costs to reduce emissions of GHGs or could adversely affect demand for the natural gas and NGLs we gather and process or crude oil that we transport. For example, in November 2015, the EPA requested information related to hazardous air pollutant emissions from sources in the oil and natural gas production and natural gas transmission and storage segments of the oil and natural gas sector. The deadline to respond has been extended from January 2016 to March 2016. It is anticipated that the EPA will finalize, in 2016, new regulations that will set methane emission standards for new and modified oil and gas production and natural gas processing and transmission facilities as part of efforts to reduce methane emissions from the oil and gas sector.

For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for emerging growth companies, including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company, which may be up to five full fiscal years, we will not be required to, among other things: (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes Oxley Act of 2002; (ii) comply with any new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; (iii) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise; (iv) provide certain disclosures regarding executive compensation required of larger public companies; or (v) hold unitholder advisory votes on executive compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to delay such adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result of such election, our financial statements may not be comparable to the financial statements of other public companies.

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

Our ability to operate our business and implement our strategies depends on the continued contributions of certain executive officers and key employees of our General Partner, particularly I.J. "Chip" Berthelot, II, our President and Chief Executive Officer. The loss of Mr. Berthelot or any of our other senior executives could materially and adversely affect our business. In addition, we believe that our future success will depend on our continued ability to attract and retain highly skilled management personnel with midstream energy industry experience, and competition for these persons in the midstream energy industry is intense.

A shortage of skilled labor in the midstream energy industry could reduce labor productivity and increase costs, which could have a material adverse effect on our business and results of operations.

The gathering, treating, processing and transporting of natural gas and NGLs and transloading of crude oil requires skilled laborers in multiple disciplines such as equipment operators, mechanics and engineers, among others. We have from time to time encountered shortages for these types of skilled labor. If we experience shortages of skilled labor in the future, our labor and overall productivity or costs could be materially and adversely affected. If our labor prices increase or if we experience materially increased health and benefit costs with respect to our General Partners and its affiliates’ employees, our results of operations could be materially and adversely affected.

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

If we cannot meet the New York Stock Exchange’s (“NYSE”) “price criteria” continued listing standard, the NYSE may delist our common shares, which could have an adverse impact on the trading volume, liquidity and market price of our common shares.

If we do not maintain an average closing price of $1.00 or more for our common stock over any consecutive 30 trading-day period, the NYSE may delist our common shares for a failure to maintain compliance with the price criteria continued listing standard. As of March 29, 2016, the average closing price of our common shares over the immediately preceding consecutive 30 trading-day period was $1.67. The NYSE Listed Company Manual sets out rules and processes to cure non-compliance with this standard. For instance, upon approval from the NYSE, an issuer generally has six months to cure the listing standard related to stock price (such as a reverse-stock split), during which time the issuer’s common stock would continue to be traded on the NYSE, subject to compliance with the other continued listing standards. A delisting of our common shares from the NYSE could negatively impact us because it could: (i) reduce the liquidity and market price of our common shares; (ii) reduce the number of investors willing to hold or acquire our common shares, which could negatively impact our ability to raise equity financing; (iii) limit our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets; and/or (iv) affect our ability to provide equity incentives to our employees.

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

In resolving these conflicts of interest, our General Partner may favor its own interests and the interest of its affiliates over our interests and the interests of our unitholders. These conflicts include the following situations, among others:

•	neither our Partnership Agreement nor any other agreement requires our General Partner and its affiliates to pursue a business strategy that favors us;

•	our General Partner is allowed to take into account the interests of parties other than us in resolving conflicts of interest;

•

our Partnership Agreement limits the liability of and reduces the fiduciary duties owed by our General Partner, and also restricts the remedies available to our unitholders for actions that, without the limitations, might constitute breaches of fiduciary duty;

•	except in limited circumstances, our General Partner has the power and authority to conduct our business without unitholder approval;

•

our General Partner determines the amount and timing of asset purchases and sales, borrowings, issuance of additional partnership securities and the creation, reduction or increase of reserves, each of which can affect the amount of cash that is distributed to our unitholders;

•

our General Partner determines the amount and timing of any capital expenditures and whether a capital expenditure is classified as a maintenance capital expenditure, which reduces operating surplus, or an expansion capital expenditure, which does not reduce operating surplus. This determination can affect the amount of cash that is distributed to our unitholders and to our General Partner and the ability of the subordinated units to convert to common units;

•	our General Partner determines which costs incurred by it are reimbursable by us;

•

our General Partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make a distribution on the subordinated units, to make incentive distributions or to accelerate the expiration of the Subordination Period as defined in our Partnership Agreement;

•

our Partnership Agreement permits us to classify up to $19.0 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions on our subordinated units or to our General Partner in respect of the general partner interest or to Azure and NuDevco in respect of the IDR Units;

•

our Partnership Agreement does not restrict our General Partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf;

•	our General Partner intends to limit its liability regarding our contractual and other obligations;

•	our General Partner may exercise its right to call and purchase all of the common units not owned by it and its affiliates if they own more than 80% of the common units;

•	our General Partner controls the enforcement of the obligations that it and its affiliates owe to us;

•	our General Partner decides whether to retain separate counsel, accountants or others to perform services for us; and

•

our General Partner may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to our IDR Units without the approval of the conflicts committee of the board of directors of our General Partner or our unitholders. This election may result in lower distributions to our common unitholders in certain situations.

The NYSE does not require a publicly traded limited partnership like us to comply with certain of its corporate governance requirements.

We currently list our common units on the NYSE under the symbol “AZUR.” Because we are a publicly traded limited partnership, the NYSE does not require us to have a majority of independent directors on our General Partner’s board of directors or to establish a compensation committee or a nominating and corporate governance committee. Additionally, any future issuance of additional common units or other securities, including to affiliates, will not be subject to the NYSE’s shareholder approval rules that apply to a corporation. Accordingly, unitholders do not have the same protections afforded to certain corporations that are subject to all of the NYSE corporate governance requirements. See Item 10. “Directors, Executive Officers and Corporate Governance,” for additional information.

Azure and its affiliates are not limited in their ability to compete with us and, other than as provided in the New Omnibus Agreement, are not obligated to offer us the opportunity to acquire additional assets or businesses, which could limit our ability to grow and could materially and adversely affect our results of operations and our ability to make cash distributions to our unitholders.

Azure and its affiliates are not prohibited from owning assets or engaging in businesses that compete directly or indirectly with us. In addition, in the future, Azure or its affiliates may acquire, construct or dispose of additional midstream natural gas, crude oil logistics or other assets and may be presented with new business opportunities, without any obligation to offer us the opportunity to purchase or construct such assets or to engage in such business opportunities, other than such obligations as set forth in the New Omnibus Agreement that we entered into with Azure and our General Partner at the closing of the Transactions. Moreover, except for the obligations set forth in the New Omnibus Agreement, neither Azure nor any of its affiliates has a contractual obligation to offer us the opportunity to purchase additional assets from it, and we are unable to predict whether or when such an offer may be presented and acted upon.

Common units held by persons who are non-taxpaying assignees will be subject to the possibility of redemption.

Our Partnership Agreement gives our General Partner the power to amend the agreement to avoid any adverse effect on the maximum applicable rates chargeable to customers by us under FERC regulations, or in order to reverse an adverse determination that has occurred regarding such maximum rate. If our General Partner determines that our not being treated as an association taxable as a corporation or otherwise taxable as an entity for U.S. federal income tax purposes, coupled with the tax status, or lack of proof thereof of one or more of our limited partners, has, or is reasonably likely to have, a material adverse effect on the maximum applicable rates chargeable to customers by us, then our General Partner may adopt such amendments to our Partnership Agreement as it determines are necessary or advisable to obtain proof of the U.S. federal income tax status of our limited partners, and their owners, to the extent relevant and permit us to redeem the units held by any person whose tax status has or is reasonably likely to have a material adverse effect on the maximum applicable rates or who fails to comply with the procedures instituted by our General Partner to obtain proof of the U.S. federal income tax status.

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

Although our Partnership Agreement requires we distribute all of our available cash, the distribution of available cash is dependent upon many factors such as, our discretionary operation and maintenance expense, general and administrative expense, capital expenditures, Credit Agreement capacity and availability, working capital levels, and the level of investments required to support our growth strategies. We have no obligation to make quarterly cash distributions in any amount and our General Partner has considerable discretion to determine the amount of our available cash each quarter.

When available cash is approved by our General Partner for distribution to our unitholders, we expect to rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures. As a result, to the extent we are unable to finance growth externally, our cash distribution policy will significantly impair our ability to grow.

In addition, when available cash is approved by our General Partner for distribution to our unitholders, we may not grow as quickly as businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our Partnership Agreement, and in our revolving credit facility, on our ability to issue additional units, including units ranking senior to the common units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may impact the available cash that we have to distribute to our unitholders.

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

(i)	approved by the conflicts committee of the board of directors of our General Partner, although our General Partner is not obligated to seek such approval;

(ii)	approved by the vote of a majority of the outstanding common units, excluding any common units owned by our General Partner and its affiliates;

(iii)	on terms no less favorable to us than those generally being provided to or available from unrelated third parties; or

(iv)	fair and reasonable to us, taking into account the totality of the relationships among the parties involved, including other transactions that may be particularly favorable or advantageous to us.

In connection with a situation involving a transaction with an affiliate or a conflict of interest, any determination by our General Partner must be made in good faith. If an affiliate transaction or the resolution of a conflict of interest is not approved by our common unitholders or the conflicts committee and the board of directors of our General Partner determines that the resolution or course of action taken with respect to the affiliate transaction or conflict of interest satisfies either of the standards set forth in (iii) and (iv) above, then it will be presumed that, in making its decision, the board of directors acted in good faith, and in any proceeding brought by or on behalf of any limited partner or the partnership, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

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

Azure, as the owner of the majority of our IDR Units, has the right, at any time when there are no subordinated units outstanding and it has received incentive distributions at the highest level to which it is entitled (48.0%) for each of the prior four consecutive fiscal quarters, to reset the initial target distribution levels at higher levels based on our cash distribution at the time of the exercise of the reset election. Following a reset election by Azure, the minimum quarterly distribution will be reset to an amount equal to the average cash distribution per unit for the two fiscal quarters immediately preceding the reset election, such amount is referred to as the “reset minimum quarterly distribution”, and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution.

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

The unitholders are currently unable to remove our General Partner without its consent. The vote of the holders of at least 66 2/3% of all outstanding limited partner units voting together as a single class is required to remove our General Partner. NuDevco indirectly owns 49.0% of our outstanding common and subordinated units. Pursuant to the Unitholder Agreement, dated as of February 27, 2015, by and among Azure, the General Partner, IDRH and NuDevco Midstream, NuDevco Midstream has agreed not to vote its common units in favor of the removal of the General Partner or in favor of any immediate successor general partner. Once the settlement agreement with AES is approved by the Partnership’s lenders under the Credit Agreement and becomes effective, NuDevco’s common and subordinated units will be surrendered to the Partnership and the Unitholder Agreement will be terminated.

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

Our Partnership Agreement does not limit the number of additional general partner interests or limited partner interests that we may issue at any time without the approval of our unitholders and our unitholders will have no preemptive or other rights, solely as a result of their status as unitholders to purchase any such general partner interests or limited partner interests. Further, there are no limitations in our Partnership Agreement on our ability to issue equity securities that are equal or senior to our common units with respect to distributions or liquidation preference or that have special voting rights and other rights.

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

At December 31, 2015, we had 13,044,654 common units and 8,724,545 subordinated units outstanding and NuDevco holds an aggregate of 1,939,265 common units and 8,724,545 subordinated units. NuDevco continues to own the common units and subordinated units following the Transactions. All of the subordinated units will convert into common units at the end of the Subordination Period and may convert earlier under certain circumstances. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

On February 27, 2015, we entered into a unitholder agreement with Azure and NuDevco whereby NuDevco and its affiliates have certain lock-up restrictions that limit NuDevco's ability to transfer its common and subordinated units. The lock-up restrictions state that NuDevco cannot transfer: (i) any common and subordinated units for a period of 180 days subsequent to February 27, 2015; (ii) more than 25% of the common and subordinated units for a period of 270 days subsequent to February 27, 2015; (iii) more than 50% of the common and subordinated units for a period of one year subsequent to February 27, 2015; and (iv) more than 80% of the common and subordinated units for a period of two years subsequent to February 27, 2015.

Our General Partner has a limited call right that may require unitholders to sell their units at an undesirable time or price.

If at any time our General Partner and its affiliates own more than 80% of the common units, our General Partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price that is not less than their then-current market price, as calculated pursuant to the terms of our Partnership Agreement. As a result, our unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Our unitholders may also incur a tax liability upon a sale of their units. NuDevco indirectly owns approximately 14.8% of our outstanding common units. At the end of the Subordination Period, assuming no additional issuances of common units, other than upon the conversion of the subordinated units, NuDevco will indirectly own approximately 49.0% of our outstanding limited partner units.

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

Despite the fact that we are a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for U.S. federal income tax purposes. Although we do not believe based upon our operations that we are or will be so treated, a change in our business or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35.0%, and would likely pay state and local income tax at varying rates. Distributions would generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions, or credits would flow through to our unitholders. Since a tax would be imposed upon us as a corporation, our distributable cash flow would be reduced substantially. Therefore, if we were treated as a corporation for federal income tax purposes there would be material reduction in the anticipated cash flows and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

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

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, the Fiscal Year 2017 Budget proposed by the President recommends that certain publicly traded partnerships earning income from activities related to fossil fuels be taxed as corporations beginning in 2022. From time to time, members of Congress propose and consider such substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. If successful, the Obama administration’s proposal or other similar proposals could eliminate the qualifying income exception to the treatment of all publicly-traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.

In addition, the Internal Revenue Service, on May 5, 2015, issued proposed regulations concerning which activities give rise to qualifying income within the meaning of Section 7704 of the Internal Revenue Code.  We do not believe the proposed regulations affect our ability to qualify as a publicly traded partnership.  However, finalized regulations could modify the amount of our gross income that we are able to treat as qualifying income for the purposes of the qualifying income requirement.

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

If the IRS contests the federal income tax positions we take, the market for our common units may be adversely impacted and the cost of any IRS contest will reduce our distributable cash flow. Recently enacted legislation alters the procedures for assessing and collecting taxes due for taxable years beginning after December 31, 2017, in a manner that could substantially reduce cash available for distribution to you.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for U.S. federal income tax purposes or any other matter affecting us. The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS, and the outcome of any IRS contest, may have a materially adverse impact on the market for our common units and the price at which they trade. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders and our General Partner because the costs will reduce our distributable cash flow.

Recently enacted legislation applicable to us for taxable years beginning after December 31, 2017 alters the procedures for auditing large partnerships and also alters the procedures for assessing and collecting taxes due (including applicable penalties and interest) as a result of an audit. Unless we are eligible to (and choose to) elect to issue revised Schedules K-1 to our partners with respect to an audited and adjusted return, the IRS may assess and collect taxes (including any applicable penalties and interest) directly from us in the year in which the audit is completed under the new rules. If we are required to pay taxes, penalties and interest as the result of audit adjustments, cash available for distribution to our unitholders may be substantially reduced. In addition, because payment would be due for the taxable year in which the audit is completed, unitholders during that taxable year would bear the expense of the adjustment even if they were not unitholders during the audited taxable year.

In response to current market conditions, we may engage in transactions to deleverage the Partnership and manage our liquidity that may result in income and gain to our unitholders without a corresponding cash distribution.   For example, if we sell assets and use the proceeds to repay existing debt or fund capital expenditures, our unitholders may be allocated taxable income and gain resulting from the sale without receiving a cash distribution.  Further, taking advantage of opportunities to reduce our existing debt, such as debt exchanges, debt repurchases, or modifications of our existing debt could result “cancellation of indebtedness income” (also referred to as “COD income”) being allocated to our unitholders as taxable income. Unitholders may be allocated COD income, and income tax liabilities arising therefrom may exceed cash distributions. The ultimate effect of any such allocations will depend on a unitholder's individual tax position with respect to its units. Unitholders are encouraged to consult their tax advisors with respect to the consequences to them of COD income.

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

A substantial portion of the amount realized from the sale of units held by our unitholders, whether or not representing gain, may be taxed as ordinary income to our unitholders due to potential recapture items, including depreciation recapture.  Thus, our unitholders may recognize both ordinary income and capital loss from the sale of their units if the amount realized on a sale of their units is less than their adjusted basis in the units.  Net capital loss may only offset capital gains and, in the case of individuals under current law, up to $3,000 of ordinary income per year.  In the taxable period in which our unitholder’s sell their units, our unitholder’s may recognize ordinary income from our allocations of income and gain to our unitholder’s prior to the sale and from recapture items that generally cannot be offset by any capital loss recognized upon the sale of units.

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

We prorate our items of income, gain, loss and deduction for U.S. federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The U.S. Department of the Treasury recently adopted final Treasury Regulations allowing a similar monthly simplifying convention for taxable years beginning on or after August 3, 2015. However, such regulations do not specifically authorize the use of the proration method we have previously adopted for our 2015 taxable year, and may not specifically authorize all aspects of our proration method thereafter. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

A unitholder whose common units are the subject of a securities loan, e.g., a loan to a “short seller” to cover a short sale of common units, may be considered to have disposed of those common units. If so, the unitholder would no longer be treated for federal income tax purposes as a partner with respect to those common units during the period of the loan and could recognize gain or loss from the disposition.

Because there are no specific rules governing the U.S. federal income tax consequences of loaning a partnership interest, a unitholder whose common units are the subject of a securities loan may be considered to have disposed of the loaned common units. In that case, the unitholder may no longer be treated for federal income tax purposes as a partner with respect to those common units during the period of the loan and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those common units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan of their common units are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their common units.

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

We will be considered to have technically terminated our partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns and our unitholders could receive two Schedules K-1 if relief was not available, as described below, for one fiscal year and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred. The IRS has announced a publicly traded partnership technical termination relief program whereby, if a publicly traded partnership that technically terminated requests publicly traded partnership technical termination relief and such relief is granted by the IRS, among other things, the partnership will only have to provide one Schedule K-1 to unitholders for the year notwithstanding two partnership tax years.

As a result of investing in our common units, a unitholder may become subject to state and local taxes and return filing requirements in jurisdictions where we operate or own or acquire properties.

In addition to federal income taxes, our unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if they do not live in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We own property or conduct business in numerous states, most of which impose a personal income tax on individuals as well as an income tax on corporations and other entities. As we make acquisitions or expand our business, we may own property or conduct business in additional states that impose similar taxes. It is our unitholders responsibility to file all U.S. federal, state and local tax returns.

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

PART II

Item 5.  Market for Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

Our common units are listed on the NYSE under the symbol "AZUR."  The following table sets forth the high and low sales prices for the common units and the cash distribution per unit declared subsequent to our IPO.

2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
High Price	$24.18	$23.89	$14.15	$10.15
Low Price	$16.50	$10.62	$5.29	$1.69
Distribution per common unit	$0.370	$0.370	$0.370	$—

2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High Price	$18.66	$20.47	$21.80	$21.47
Low Price	$16.17	$17.10	$19.22	$16.53
Distribution per common unit	$0.355	$0.360	$0.365	$0.365

(1)	On February 1, 2016, the Partnership announced a temporary suspension of the distribution for the quarterly period ended December 31, 2015.

As of March 30, 2016, there were approximately 5 unitholders of record of the Partnership's common units.  This number does not include unitholders whose units are held in trust by other entities. The actual number of unitholders is greater than the number of holders of record.  We have also issued 429,365 general partner units for which there is no established public trading market.  All general partner units are held by our General Partner.

OTHER SECURITIES MATTERS

Securities authorized for issuance under equity compensation plans.

In connection with the IPO, the board of directors of our General Partner adopted the LTIP. Individuals who are eligible to receive awards under the LTIP include:  (i) our employees and the employees of NuDevco Midstream Development and its affiliates;  (ii) directors of our General Partner; and (iii) consultants who perform services for us and our affiliates. The LTIP provides for the grant of unit options, unit appreciation awards, restricted units, phantom units, distribution equivalent rights,  unit awards, profits interest units, and other unit-based awards. The maximum number of common units issuable under the LTIP is 1,750,000. As of December 31, 2015, 1,079,854 common units remained available for issuance under the LTIP.

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

For additional disclosures regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters”.

SELECTED INFORMATION FROM THE PARTNERSHIP AGREEMENT

Distributable cash and distributions.

The Partnership Agreement requires us to distribute all available cash to unitholders of record, as of the applicable record date, no later than 45 days after the end of each quarter.

Available cash generally means, for any quarter, all cash and cash equivalents on hand at the end of that quarter less the amount of cash reserves established by the General Partner to:

•

provide for the proper conduct of the business, including reserves for future capital expenditures and anticipated future debt service requirements and for anticipated shortfalls on future minimum commitment payments to which prior credits may be applied;

•	comply with applicable law, any of our debt instruments or other agreements;

•

provide funds for distributions to unitholders and to the General Partner for any one or more of the next four quarters,  provided that the General Partner may not establish cash reserves for distributions if the effect of the establishment of such reserves will prevent us from distributing the minimum quarterly distribution on all common units and any cumulative arrearages on such common units for the current quarter; plus

•

if the General Partner so determines, all or any portion of the cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made subsequent to the end of such quarter.

It is our intent to distribute our available cash to our unitholders, to the extent we have sufficient available cash after the establishment of cash reserves and the payment of costs and expenses, including reimbursements of expenses to our General Partner and its affiliates. On February 1, 2016, the Partnership announced a temporary suspension of the distributions for the quarterly period ended December 31, 2015. Should the distributions be reinstated, the common unitholders will be entitled to receive the minimum quarterly distribution of $0.35 per unit in arrears for each quarter as to which the distributions were suspended.  Payment of any such amount in arrears will be subject to board of directors approval and compliance with the terms of our Partnership Agreement and the agreements governing our indebtedness.

The following distributions to our General Partner and limited partners were declared and paid for the period from January 1, 2014 to December 31, 2015:

	Total Quarterly
	Distribution per	Total Cash	Date of
Quarter ended:	Unit	Distribution (1)	Distribution
December 31, 2015 (2)	$—	—
September 30, 2015	$0.370	$8,213	November 13, 2015
June 30, 2015	$0.370	$8,187	August 14, 2015
March 31, 2015	$0.370	$6,763	May 15, 2015
December 31, 2014	$0.365	$6,593	February 11, 2015
September 30, 2014	$0.365	$6,593	November 4, 2014
June 30, 2014	$0.360	$6,469	August 5, 2014
March 31, 2014	$0.355	$6,375	May 6, 2014

(1)

Total distribution amount includes the distribution paid to our General Partner and does not include the distribution equivalent rights payment that accrue on all unvested phantom units that have been issued under our LTIP.

(2)

On February 1, 2016, the Partnership announced a temporary suspension of the distributions for the quarterly period ended December 31, 2015. See Note 4 “Partnership Equity and Distributions” to our consolidated financial statements included in this Annual Report.

Performance Graph

The following performance graph compares the cumulative total unitholder return of our common units with the Standard & Poor’s 500 Stock Index “S&P 500” and the Alerian MLP Total Return Index for the period from our IPO, July 26, 2013 to December 31, 2015, assuming an initial investment of $100.

Item 6. Selected Financial Data

The following table presents the selected historical financial and operating data of the Partnership and the Azure System Predecessor for the periods presented. The selected historical financial data of the Partnership and Azure System Predecessor are derived from the historical financial statements of the Partnership and the Azure System Predecessor and should be read together with ”Management's Discussion and Analysis of Financial Condition and Results of Operations"     included in this Annual Report. The following information is only a summary and is not necessarily indicative of the results of future operations of the Partnership and the Azure System Predecessor.

				Azure System Predecessor
			Period from	Period from
			November 15,	January 1,
	Year Ended	Year Ended	2013 to	2013 to	Year Ended	Year Ended
	December 31,	December 31,	December 31,	November 14,	December 31,	December 31,
In thousands, except throughput	2015	2014	2013 (1)	2013	2012	2011
						(Unaudited)
Statement of Operations Data:
Total operation revenues	$80,592	$74,721	$8,859	$41,263	$51,494	$68,393
Operating expenses:
Cost of purchased gas and NGLs sold	18,408	38,042	4,505	21,054	22,793	37,447
Operating expense	20,776	13,714	2,643	11,330	11,183	17,787
General and administrative	14,183	5,812	195	3,629	5,692	5,845
Depreciation and amortization	20,957	7,961	958	9,999	11,229	17,093
Asset impairments	215,758	228	—	659	5,720	510
Total expenses	290,082	65,757	8,301	46,671	56,617	78,682
Income (loss) from operations	(209,490)	8,964	558	(5,408)	(5,123)	(10,289)
Interest expense (2)	11,333	15,149	1,855	3,167	4,951	2,852
Other (income) expense	916	422	—	(807)	304	4,001
Net loss before income taxes	(221,739)	(6,607)	(1,297)	(7,768)	(10,378)	(17,142)
Income tax expense	686	213	26	118	147	195
Net loss	$(222,425)	$(6,820)	$(1,323)	$(7,886)	$(10,525)	$(17,337)

Balance Sheet Data (as of the period end):
Property plant and equipment, net	$485,155	$304,175	$302,163	$341,848	$336,620	$353,461
Total assets	$567,226	$319,203	$324,563	$351,102	$345,381	$365,913
Partners' capital and parent company net investment	$316,447	$116,151	$107,028	$218,531	$189,547	$212,187
Key Performance Measures:
Adjusted EBITDA (3)	$40,255	$25,805	$2,702	$5,155	$11,826	$7,314
Capital expenditures (4)	$4,738	$14,233	$1,068	$13,989	$9,887	$ n/a
Operating Data:
Average throughput volumes of natural gas (MMcf/d)	300	261	209	189	254	324

(1)

Beginning November 15, 2013, Azure acquired 100% equity interest in the Azure System. On August 6, 2015, effective July 1, 2015, Azure contributed the ETG System to the Partnership. This transaction was determined to be a transaction between entities under common control for financial reporting purposes. As such, we have recast the financial results of the Azure System to include the financial results of the ETG System from the period November 15, 2013 to December 31, 2013 and the years ended December 31, 2014 and 2015.

(2)

The interest expense reflected within the Azure System and Azure System Predecessor's statement of operations data represents an allocation of its proportionate share of the Azure and Azure Predecessor's consolidated interest expense in accordance with applicable accounting guidance.

(3)

For a definition of Adjusted EBITDA and a reconciliation to net income, its most directly comparable financial measure calculated in accordance with GAAP, please read "Non-GAAP Financial Measures" below.

(4)	For the year ended December 31, 2011, capital expenditure data was not available due to system constraints.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

In this Annual Report, the terms “Partnership”, “our”, “we”, “us” and “its” refer to Azure Midstream Partners, LP itself or Azure Midstream Partners, LP together with its consolidated subsidiaries, which includes the Azure System, as defined below, for all periods subsequent to November 14, 2013. On May 19, 2015, the Partnership changed its name from Marlin Midstream Partners, LP to Azure Midstream Partners, LP.

In this Annual Report the term “Azure System Predecessor” refers to the Legacy gathering system entities and assets (the "”Legacy System”), which has been deemed to be the predecessor of the Partnership for accounting and financial reporting purposes. The closing of the transactions described under "”Acquisition of the Legacy System"” (the “Transactions”) occurred on February 27, 2015, and was reflected in the consolidated financial statements of the Partnership using, for accounting purposes, a date of convenience of February 28, 2015 (the “Transaction Date”). The effect of recording the Transactions as of the Transaction Date was not material to the information presented.

In this Annual Report the term “Azure System” refers to the operations of the Legacy System, together with the contribution of Azure ETG, LLC; a Delaware limited liability company (“Azure ETG”) that owns and operates the East Texas gathering system, (the “ETG System”), for periods beginning November 15, 2013, representing the period Azure Midstream Energy LLC, a Delaware limited liability company (“Azure”), acquired 100% of the equity interests in the entities that own the Legacy System and the ETG System up to the Transaction Date.  Azure contributed the ETG System to the Partnership on August 6, 2015, effective as of July 1, 2015. This transaction was determined to be a transaction between entities under common control for financial reporting purposes. Accordingly, we have recast the financial results of the Partnership to include the financial results of the ETG System for periods beginning November 15, 2013, the date Azure acquired the ETG System.

You should read this discussion and analysis of financial condition and results of operations in conjunction with the historical financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K (“Annual Report”).

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

Recent Developments

Going Concern Uncertainty

The Partnership’s liquidity outlook has changed throughout 2015 due to continued low commodity prices, which are expected to affect a number of companies in the oil industry, including our customers.  Lower commodity prices have caused a significant reduction in drilling, completing and connecting new wells, which has caused a reduction in our forecasted volumes. These lower volumes have negatively impacted our operating cash flows.  The downturn in the market has also effected the Partnership’s ability to access the capital markets, which would have allowed the Partnership to facilitate growth or reduce debt.

As a result of these and other factors the Partnership’s ability to comply with financial covenants and ratios in its senior secured revolving credit facility (the "Credit Agreement") has adversely impacted the Partnership’s ability to continue as a going concern. Absent a waiver or amendment, failure to meet these covenants and ratios would have resulted in a default and, to the extent the applicable lenders so elect, an acceleration of the existing indebtedness, causing such debt of approximately $231.7 million to be immediately due and payable. Based upon our current estimates and expectations for commodity prices in 2016, we do not expect to remain in compliance with all of the restrictive covenants contained in its Credit Agreement throughout 2016 unless those requirements are waived or amended. The Partnership does not currently have adequate liquidity to repay all of its outstanding debt in full if such debt were accelerated.

The report of the Partnership’s independent registered public accounting firm that accompanies its audited consolidated financial statements in this Annual Report contains an explanatory paragraph regarding the substantial doubt about the Partnership’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty. The Partnership’s Credit Agreement contains the requirement to deliver audited consolidated financial statements without a going concern or like qualification or exception. Consequently, as of the filing date, March 30, 2016, the Partnership would have been in default under the Credit Agreement.  Had we been unable to obtain a waiver or other suitable relief from the lenders under the Credit Agreement prior to the expiration of the 30 day grace period, an Event of Default (as defined in the Credit Agreement) would result in the lenders holding a majority of the commitments under the Credit Agreement, accelerate the outstanding indebtedness, which would make it immediately due and payable. On March 29, 2016, the Partnership entered into the Third Amendment (as defined below).

Our General Partners’ board of directors and management are in the process of evaluating strategic alternatives to help provide the Partnership with financial stability, but no assurance can be given as to the outcome or timing of this process. The Partnership is currently in discussions with various stakeholders and is pursuing or considering a number of actions including: (i) obtaining additional sources of capital from asset sales, private issuances of equity or equity-linked securities, debt for equity swaps, or any combination thereof; (ii) obtaining waivers or amendments from its lenders; and (iii) continuing to minimize its capital expenditures, reduce costs and maximize cash flows from operations. There can be no assurance that sufficient liquidity can be obtained from one or more of these actions or that these actions can be consummated within the period needed.

Associated Energy Services, LP (“AES”) Contract Terminations

During the first quarter of 2016, AES was delinquent in paying amounts invoiced under its gathering and processing contracts, as well as its logistics contracts with subsidiaries of the Partnership.  The contracts have provisions requiring AES to make payments based on minimum volume commitments (“MVCs”). AES caused its bank to issue a $15.0 million letter of credit to the administrative agent under the Credit Agreement to secure the amount of its obligations under its logistics contracts. The Partnership’s General Partner has approved a settlement agreement with AES and its parent, NuDevco, to resolve these issues under the gathering and processing agreements and the logistics contracts.  Principal terms of the settlement include: (i) AES cooperation in the administrative agent’s drawing down the full $15.0 million amount of the letter of credit, allowing proceeds from the draw to be applied to pay down debt under our Credit Agreement; (ii) the gathering and processing agreement and the logistics contracts are terminated effective as of January 1, 2016; (iii) NuDevco surrenders to the Partnership the 8,724,545 subordinated units, 1,939,265 common units and 10 IDR Units of the Partnership held by NuDevco or its subsidiary; (iv) the parties release each other from other claims in respect of the terminated contracts; and (v) AES will assign all of its rights and interests in third party contracts to Azure. The settlement agreement is subject to final approval from the lenders under the Credit Agreement.

The AES gathering and processing contracts represented revenues of $29.1 million for the year ended December 31, 2015. These amounts represented 100% of the revenues for our logistics business segment for the year ended December 31, 2015.

W. Keith Maxwell III resigned from the board of directors effective February 19, 2016. Mr. Maxwell is the principal executive officer of NuDevco, which was one of the Partnership’s largest individual holders of common units and held all of the Partnership’s subordinated units.  Mr. Maxwell is also the principal executive officer of AES, one of the Partnership’s largest customers for gathering and processing revenues, and the single customer for the logistics business.

As a result of the AES contract terminations, intangible assets of approximately $60.0 million associated with the terminated contracts will be eliminated in the first quarter of 2016.

Amendment to Credit Agreement

On March 29, 2016, the Partnership entered into the third amendment to the Credit Agreement (“Third Amendment”).  The amendment waived the affirmative covenant that stated if the Partnership’s annual financial statements, prepared in accordance with generally accepted accounting standards, contained any going concern qualification an event of default would result, for the year ended December 31, 2015.  Additionally, the Third Amendment waived certain other events of default until June 30, 2016.

Under the terms of the Third Amendment, we are still prohibited from declaring or paying any distributions to unitholders if a default or event of default exists.

Suspension of Distribution

On February 1, 2016, the Partnership announced a temporary suspension of the distribution for the quarterly period ended December 31, 2015 as a result of covenant restrictions contained in our Credit Agreement.  The Partnership’s board of directors and management believe the suspension to be in the best long-term interest of all stakeholders.  The board of directors will continue to evaluate the Partnership’s ability to reinstate the distribution, although reinstatement of distributions is not expected in the near term absent substantial improvement in our operating performance and compliance with the terms of our Credit Agreement.

Acquisition of the Legacy System

On February 27, 2015, we completed the Transactions pursuant to a Transaction Agreement, dated January 14, 2015 (the “Transaction Agreement”), by and among us, Azure, Azure Midstream Partners GP, LLC, formerly Marlin Midstream GP, LLC, (the “General Partner”), NuDevco Partners, LLC and its affiliates ("NuDevco") and Marlin IDR Holdings, LLC, a Delaware limited liability company and wholly owned subsidiary of NuDevco (“IDRH”). The consummation of the Transaction Agreement resulted in Azure contributing the Legacy System to us, and Azure receiving $92.5 million in cash and acquiring 100% of the equity interests in our general partner and 90% of our incentive distribution rights.

The following transactions were consummated in connection with the closing of the Transactions:

•

we (i) amended and restated our Agreement of Limited Partnership of Marlin Midstream Partners, LP (the "Partnership Agreement") to reflect the unitization of our incentive distribution rights (as unitized, the “IDR Units”); and (ii) recapitalized the incentive distribution rights owned by IDRH into 100 IDR Units;

•	we redeemed 90 IDR Units held by IDRH in exchange for a payment of $63.0 million to IDRH (the “Redemption”);

•

Azure contributed the Legacy System to us through the contribution, indirectly or directly, of: (i) all of the outstanding general and limited partner interests in Talco Midstream Assets, Ltd., a Texas limited liability company and subsidiary of Azure ("Talco"); and (ii) certain assets owned by TGG Pipeline, Ltd., a Texas limited liability company and subsidiary of Azure ("TGG") and, (collectively with Talco, "TGGT"), in exchange for aggregate consideration of $162.5 million, which was paid to Azure in the form of: (i) a cash payment of $99.5 million; and (ii) the issuance of 90 IDR Units the foregoing transaction, collectively, (the “Contribution”); and

•

Azure purchased from NuDevco: (i) all of the outstanding membership interests in the general partner for $7.0 million; and (ii) an option to acquire up to 20% of our common and subordinated units held by NuDevco as of the execution date of the Transaction Agreement.

Contribution of the ETG System

On August 6, 2015, we entered into a contribution agreement (the “Contribution Agreement”) with Azure, which is the sole member of the General Partner. Pursuant to the Contribution Agreement, Azure contributed 100% of the outstanding membership interests in Azure ETG to the Partnership in exchange for the consideration described below. The closing of the transactions contemplated by the Contribution Agreement occurred simultaneously with the execution of the Contribution Agreement. The Contribution Agreement contains customary representations and warranties, indemnification obligations and covenants by the parties, and provides that the Partnership’s acquisition of the ETG System was effective on July 1, 2015.

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

Public Offering of Our Common Units

On June 17, 2015, we and the general partner entered into an Underwriting Agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, J.P. Morgan Securities LLC and RBC Capital Markets, LLC, as representatives of the several underwriters named therein, the (“Underwriting Agreement”), relating to the public offering of 3,500,000 common units representing limited partner interests in the Partnership at a price to the public of $14.17 per common unit, the (“Offering”). Pursuant to the Underwriting Agreement, we also granted the underwriters a 30-day option to purchase up to an additional 525,000 common units at the same price.

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

Ownership

As of December 31, 2015, Azure owned and controlled: (i) the general partner, through its ownership of a 1.93% general partner interest in us; (ii) 90% of our IDR Units; and (iii) 255,319 of our common units representing a 1.2% limited partner interest. As of December 31, 2015, NuDevco owned: (i) 1,939,265 of our common units, representing a 8.9% limited partner interest; (ii) 8,724,545 of our subordinated units, representing a 40.1% limited partner interest; and (iii) 10% of our IDR Units. As of December 31, 2015, the public owned 10,850,070 of our common units, representing a 49.8% limited partner interest. Azure, through its ownership of our general partner, controls us and is responsible for managing our business and operations.

As of March 30, 2016, the public held 10,869,634 common units, representing 49.8% of our outstanding limited partner interests, NuDevco held 10,663,810 of our limited partner units, consisting of 1,939,265 common units and 8,724,545 subordinated units, representing 49.0% of the outstanding limited partner interests and Azure held 255,319 common units, representing 1.2% of our outstanding limited partner interests

Basis of Presentation

The following financial information gives effect to the business combination and the Transactions and the transactions contemplated by the Contribution Agreement discussed above.

Under the acquisition method of accounting, the business combination was accounted for in accordance with the applicable reverse merger accounting guidance. Azure acquired a controlling financial interest in us through the acquisition of our General Partner. As a result, the Azure System Predecessor is deemed to be the accounting acquirer of the Partnership because its parent company, Azure, obtained control of the Partnership through its control of our General Partner. Consequently, the Azure System Predecessor is deemed to be the predecessor of the Partnership for financial reporting purposes, and the historical financial statements of the Partnership were recast to reflect the Azure System Predecessor for all periods prior to November 15, 2013, and the Azure System for all periods subsequent to November 15, 2013, the date Azure acquired the Legacy System and ETG System, up to the Transaction Date.

The Azure System and Azure System Predecessor's assets and liabilities retained their historical carrying values. Additionally, the Partnership's assets acquired and liabilities assumed by the Azure System Predecessor in the business combination were recorded at their fair values measured as of the Transaction Date. The excess of the assumed purchase price of the Partnership over the estimated fair values of the Partnership's net assets acquired were recorded as goodwill. The assumed purchase price or enterprise value of the Partnership was determined using acceptable fair value methods, and is partially derived from the consideration Azure paid for our General Partner and 90% of our IDR Units. Additionally, because the Azure System Predecessor is reflected at Azure’s historical cost, the difference between the $162.5 million in consideration paid by the Partnership and Azure's historical carrying values (net book value) at the Transaction Date was recorded as an increase to partners’ capital in the amount of $51.7 million. The purchase price and fair values were prepared with the assistance of our external fair value specialists and represent management's best estimate of the enterprise value and fair values of the Partnership.

The contribution of the ETG System by Azure to the Partnership on August 6, 2015, effective July 1, 2015, was determined to be a transaction between entities under common control for financial reporting purposes. Because the contribution of the ETG System is considered to be a transaction among entities under common control, the ETG System is reflected at Azure's historical cost and the difference between that historical cost and the purchase price is recorded as an adjustment to partners' capital.  In addition, we have included in the financial results of the Partnership the financial results of the ETG System for all periods subsequent to November 15, 2013, the date Azure acquired the ETG System.

OUR ASSETS

Our assets and operations are organized into the following two operating segments:

Gathering and Processing Segment

Our gathering and processing segment consists primary of midstream natural gas assets, including: (i) two related natural gas processing facilities located in Panola County, Texas with an approximate design capacity of 220 MMcf/d; (ii) an idle natural gas processing facility located in Tyler County, Texas with an approximate design capacity of 80 MMcf/d; (iii) high-and low-pressure gathering lines that currently serve approximately 100,000 dedicated acres and have access to seven major downstream markets, our Panola County processing plants and three third-party processing plants; and (iv) two NGL transportation pipelines with an approximate design capacity of 20,000 Bbls/d that connect our Panola County and Tyler County processing facilities to third party NGL pipelines.

Our primary gathering and processing segment assets are located in long-lived oil and natural gas producing regions in East Texas and gather and process NGL-rich natural gas streams associated with production primarily from the Cotton Valley Sands, Haynesville Shale, Austin Chalk and Eaglebine formations.

On August 6, 2015, effective July 1, 2015, we completed the contribution of the ETG system, the results of operations of which will be included within our gathering and processing segment. The ETG system is primarily located within San Augustine, Nacogdoches, Sabine, Panola and Shelby Counties in East Texas and currently serves multiple formations including the Haynesville, Bossier and the liquids-rich James Lime formation. The ETG system consists of approximately 255 miles of gathering lines and serves approximately 336,000 gross dedicated acres.  The system has two owned treating plants, 5 MMcf/d of processing capacity and four interconnections with major interstate pipelines providing 1.75 Bcf per day of access to downstream markets.  The ETG System’s Fairway processing plant is designed to extract NGL content from natural gas averaging 3.2 GPM from the James Lime formation for liquids processing.

Logistics Segment

Our logistics segment consists of three crude oil transloading facilities: (i) our Wildcat facility located in Carbon County, Utah, where we currently operate two skid transloaders and four ladder transloaders; (ii) our Big Horn facility located in Big Horn County, Wyoming, where we currently operate two skid transloaders and two ladder transloaders; and (iii) our East New Mexico facility located in Sandoval County, New Mexico, where we currently operate two skid transloaders and two ladder transloaders. Our transloaders are used to unload crude oil from tanker trucks and load crude oil into railcars. Our facilities provide transloading services for production originating from well-established crude oil producing basins, such as the Uinta, San Juan and Powder River Basins, which we believe are currently underserved by our competitors. Our combined transloading capacity is 31,200 Bbls/d in normal operating conditions. For the year ended December 31, 2015, AES accounted for 100% of the revenues attributable to our logistics segment.

As a result of the AES contract terminations, the Partnership currently does not have other contracts supplying revenue under the logistics segment.  The Partnership will continue to evaluate the prospects for third-party revenue generation at each location but may ultimately conclude that operations at one or all of the locations should be terminated.

FACTORS AFFECTING THE COMPARABILITY OF OUR OPERATING RESULTS

As described above, the Azure System Predecessor was deemed to be the accounting acquirer of the Partnership in accordance with applicable business combination accounting guidance and, as a result, the historical financial statements of the Partnership were recast to reflect the statement of position and results of operations of the Azure System Predecessor for periods prior to November 15, 2013, and the Azure System for all periods subsequent to November 15, 2013, the date Azure acquired the Legacy System and ETG System, up to the Transaction Date. Therefore, the Partnership's future results of operations may not be comparable to the Azure System’s historical results of operations for the reasons described below.

Ownership

Azure controls us through its ownership of our General Partner, and Azure is responsible for the management of the operations of our business. In connection with the closing of the Transactions, the Partnership terminated its omnibus agreement, dated July 31, 2013, (the “Original Omnibus Agreement”), by and between NuDevco, the General Partner and the Partnership. Also in connection with the closing of the Transactions, the Partnership entered into an omnibus agreement, (the “New Omnibus Agreement”)  with the General Partner and Azure, pursuant to which, among other things:

•	Azure will provide corporate, general and administrative services (the “Services”) on behalf of the General Partner for the benefit of the Partnership and its subsidiaries;

•	the Partnership is obligated to reimburse Azure and its affiliates for costs and expenses incurred by Azure and its affiliates in providing the Services on behalf of the Partnership;

•	the General Partner or Azure may at any time temporarily or permanently exclude any particular Service from the scope of the New Omnibus Agreement upon 90 days’ notice;

•

the Partnership or Azure may terminate the New Omnibus Agreement in the event that Azure ceases to control the General Partner.  Azure may also terminate the New Omnibus Agreement if the General Partner is removed without cause and the units held by the General Partner were not voted in favor of the removal; and

•	the Partnership will have a right of first offer on any proposed transfer of any assets owned by Azure or its subsidiaries.

The Partnership's ongoing results of operations are comprised of our gathering and processing business segment, including the Azure System, and our logistics business segment. The ongoing results of operations are under Azure management, as it controls our General Partner. As a result, the historical results of operations of the Azure System will not be comparable to the Partnership's future results of operations.

Revenues

The revenues generated by the Partnership consist of the revenues from the gathering and processing segment, including the Azure System, and the logistics segment subsequent to the Transaction Date. The historical revenues included within the Partnership's financial statements prior to the Transaction Date are comprised of the Azure System. The Azure System’s primary revenue-producing activities are the sales of natural gas and NGLs and the sale of condensate liquids. The Azure System also earns gathering services and other fee-based revenues from the gathering, compression and treating of natural gas. The Partnership's revenues are primarily derived from natural gas processing and fees earned from its gathering, processing and transloading operations. Therefore, our ongoing operating results include incremental gathering, processing and other fee-based revenues compared with the historical revenues of the Azure System.

Operation and Maintenance

The operation and maintenance expenses incurred by the Partnership consist of the Azure System, and the logistics segment subsequent to the Transaction Date.  The historical operation and maintenance expenses included within the Partnership’s financial statements prior to the Transaction Date are comprised of the Azure System.  The operation and maintenance expense reported prior to the Transactions Date is not indicative of operation and maintenance expense incurred subsequent to the Transactions Date due to synergies in staffing, use of equipment and utilization of chemicals throughout fiscal year 2015, which has resulted in a decrease in operations and maintenance expenses from the previous fiscal year.

General and Administrative Expenses

Under the New Omnibus Agreement, Azure has the ability to determine the Services and the amount of such Services it provides to the Partnership. These general and administrative expenses are not comparable to the general and administrative expenses previously allocated to the Azure System from Azure. In addition, the Partnership's general and administrative expenses are not comparable to the historical Azure System’s general and administrative expenses because the Partnership's general and administrative expenses include the expenses associated with being a publicly traded master limited partnership whereas the Azure System was operated as a component of a private company.

Financing

In connection with the Transactions, the Partnership entered into the Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and SG Americas Securities, LLC, (collectively, the “Lenders”). The Credit Agreement has a maturity date of February 27, 2018 and up to $231.7 million in commitments subsequent to the Third Amendment to the Credit

Agreement. As a result, the Partnership's long-term debt and related charges are not comparable to the Azure System’s historical long-term debt and related charges. We expect ongoing sources of liquidity to include cash generated from operations, our Credit Agreement and additional issuances of equity securities.

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

We define EBITDA as net income (loss), plus:  (i) interest expense;  (ii) income tax expense; and (iii) depreciation and amortization expense. We define Adjusted EBITDA as EBITDA, plus adjustments associated with certain non-cash and other items.

The following table presents a reconciliation of the non-GAAP financial measure of Adjusted EBITDA to the GAAP financial measure of net income (loss):

				Azure System
				Predecessor
			Period from	Period from
			November 15, 2013	January 1, 2013
	Year Ended December 31,		to	to
In thousands	2015	2014	December 31, 2014	November 14, 2013
Net loss	$(222,425)	$(6,820)	$(1,323)	$(7,886)
Add (Deduct):
Interest expense	11,333	15,149	1,855	3,167
Income tax expense	686	213	26	118
Depreciation and amortization expense	20,957	7,961	958	9,999
Non-cash equity based compensation	932	—	—	—
Impairments	215,758	228	—	659
Gain on sale of equipment	(237)	—	—	—
Other adjustments (1)	6,088	2,799	502	(902)
Deferred revenue (2)	7,163	6,275	684	—
Adjusted EBITDA	$40,255	$25,805	$2,702	$5,155

(1)

Other adjustments consists of non-recurring and non-cash items, including: (i) non-recurring expenses associated with the Transactions and Transition Services Agreement between the Partnership and Azure; and (ii) non-cash volumetric natural gas imbalance adjustments.

(2)

Adjustments also relate to the deferred revenue associated with our minimum revenue contract (“MRC”) and several MVC agreements.  We include a proportional amount of the expected MRC/MVC cash receipts in each quarter in respect of the annual period for which we actually receive the payment to ensure our Adjusted EBITDA reflects the amount of cash we are entitled to receive on an annual basis under these MRC/MVC agreements.

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

General Trends and Outlook

The prices of crude oil and natural gas have historically been volatile. For example, for the year ended December 31, 2014, the NYMEX prompt month settle price ranged from a high of $107.26 per barrel to a low of $54.12 per barrel. For the year ended December 31, 2015, the range narrowed to a high of $61.43 per barrel to a low of $34.73 per barrel. As of December 31, 2015, the NYMEX natural gas futures price was $2.34 per MMBtu compared with $2.89 per MMBtu as of December 31, 2014 and $4.23 per MMBtu as of December 31, 2013. Substantial declines in crude oil and natural gas prices, particularly prolonged declines, can have negative effects on crude oil and natural gas producers including:

•	reduced volume of crude oil and natural gas that can be produced economically;
•	reduced revenue, operating income and cash flows;
•	delayed or postponed capital projects; and
•	limited access to or increased cost of capital, such as equity and long-term debt.

The substantial decline in these commodity prices since mid-2014 and continuing throughout 2015 and into 2016, have affected a number of companies in the oil industry, including our customers. While we do not have significant direct exposure to commodity prices, we are exposed to a reduction in volumes to be transported and processed as a result of lower prices. We experienced such reductions in 2015 and expect these reductions to continue in 2016.

Capital markets activity and cost of capital

After multiple years of near-record low interest rates, the credit markets reversed in 2015 and borrowing costs increased for virtually all crude oil and natural gas industry-related borrowers. Additionally, in December 2015, the Federal Reserve announced that it would raise its benchmark federal-funds rate from near zero to a range between 0.25% and 0.50%, the first such increase since 2006. The Federal Reserve also announced its intent to continue to raise interest rates gradually in the future, to the extent that economic growth continues. Capital markets conditions, including but not limited to higher borrowing costs, could affect our ability to access the debt capital markets to the extent necessary to fund our future growth. In addition, interest rates on future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. Although this could limit our ability to raise debt capital on acceptable terms, we expect to remain competitive with respect to acquisitions and capital projects, as our competitors would face similar circumstances.

Current Operating Environment

In 2016, our objectives will be focused on maintaining stable distributable cash flows from our existing and newly acquired Legacy System and ETG System and executing on opportunities to increase our long-term distributable cash flows. We believe the key elements to stable distributable cash flows are our significant fee-based business plus our assets that are strategically positioned to capitalize on drilling activity and related demand for midstream natural gas services. We expect to continue to pursue a multi-faceted operating strategy, which includes maximizing opportunities provided by our relationship with Azure, capitalizing on organic expansion opportunities and potentially pursuing strategic and accretive third party acquisitions, in each case in order to maintain and grow our distributable cash flows.

Our ability to reinstate and ultimately grow cash distributions depends on our ability to maintain and increase revenues in our current areas of operations and, when prudent, to make acquisitions that increase the amount of cash generated from our operations on a per-unit basis, along with other factors. The size, timing and contribution of such acquisitions, if any, to our results of operations cannot be reasonably estimated. Furthermore, there are a number of risks and uncertainties that could cause our current expectations to change, including, but not limited to: (i) the ability to reach agreement on acceptable terms with third parties; (ii) prevailing conditions and outlook in the natural gas and crude oil industries and markets; and (iii) our ability to obtain financing on acceptable terms from commercial banks, the capital markets or other sources.

RESULTS OF OPERATIONS

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The following table presents selected financial data for each of the years ended December 31, 2015 and 2014.

In thousands, except operating data	Year Ended December 31,
	2015	2014	Change
Operating Revenues:
Natural gas, NGLs and condensate revenue	$21,720	$51,484	$(29,764)
Gathering, processing, transloading and other fee revenue	58,872	23,237	35,635
Total operating revenues	80,592	74,721	5,871
Operating Expenses:
Cost of natural gas and NGLs	18,408	38,042	(19,634)
Operation and maintenance	20,776	13,714	7,062
General and administrative	14,183	5,812	8,371
Depreciation and amortization	20,957	7,961	12,996
Impairments	215,758	228	215,530
Total operating expenses	290,082	65,757	224,325
Operating income (loss)	(209,490)	8,964	(218,454)
Interest expense	11,333	15,149	(3,816)
Other expense, net	916	422	494
Net loss before income tax expense	(221,739)	(6,607)	(215,132)
Income tax expense	686	213	473
Net loss	$(222,425)	$(6,820)	$(215,605)

Key performance metrics:
Adjusted EBITDA (1)	$40,255	$25,805
Operating data:
Average throughput volumes of natural gas (MMcf/d)	300	261
Average volume of processed gas (MMcf/d)	152
Transloading Volumes (Bbls/d)	22,459

(1)

Adjusted EBITDA is not a financial measure presented in accordance with GAAP. For a reconciliation of Adjusted EBITDA to its most directly comparable financial measure calculated and presented in accordance with GAAP, please see - “How We Evaluate Our Operations.”

Revenues

Natural gas, NGLs and condensate revenue decreased by $29.8 million to $21.7 million for the year ended December 31, 2015, as compared to $51.5 million for the year ended December 31, 2014. This decrease was primarily attributed to the Azure System, which recognized revenue of $15.6 million for the year ended December 31, 2015 compared to $51.5 million for the year ended December 31, 2014. The decrease in the Azure System was primarily attributable to the Legacy System, which decreased $30.6 million while the ETG System decreased $5.3 million. This decrease was a result of declines in commodity prices and lower volumes. The decrease in natural gas, NGLs and condensate revenue attributed to the Azure System was partially offset by an increase of $6.1 million in revenue attributed to the Partnership's historical midstream assets, which are included within the consolidated results of operations subsequent to the Transaction Date.

Gathering, processing, transloading and other fee revenue increased by $35.6 million to $58.9 million for the year ended December 31, 2015, as compared to $23.2 million for the year ended December 31, 2014. This increase was primarily attributable to the Partnership's historical midstream assets, which recognized revenue of $36.4 million and is included within the consolidated results of operations subsequent to the Transactions Date. This increase was partially offset by a decrease of $0.8 million attributable to the Azure System due to lower volumes.

Cost of Natural Gas and NGLs

Cost of natural gas and NGLs decreased by $19.6 million to $18.4 million for the year ended December 31, 2015, as compared to $38.0 million for the year ended December 31, 2014. This decrease was primarily attributed to the Azure System, which recognized cost of $38.0 million for the year ended December 31, 2015 compared to $11.9 million for the year ended December 31, 2014. The decrease in the Azure System was primarily attributable to the Legacy System, which decreased $21.9 million while the ETG System decreased $4.2 million. This decrease was a result of lower commodity prices and volumes purchased, which directly correlates to the decrease in natural gas, NGLs and condensate revenue for the period. The decrease in cost of natural gas and NGLs attributed to the Azure System was partially offset by an increase of $6.5 million attributable to the Partnership's historical midstream assets, which are included within the consolidated results of operations subsequent to the Transaction Date.

Operation and Maintenance Expense

Operation and maintenance expense increased by $7.1 million to $20.8 million for the year ended December 31, 2015, as compared to $13.7 million for the year ended December 31, 2014. This increase was a result of a $9.4 million increase attributable to the Partnership's historical midstream assets, which are included within the consolidated results of operations subsequent to the Transaction Date. This increase was partially offset by a decrease of $2.3 million in the Azure System’s operations and maintenance expense period over period, and was a result of lower compression rental, asset integrity management and repairs and maintenance expenses.

General and Administrative Expense

General and administrative expense increased by $8.4 million to $14.2 million for the year ended December 31, 2015, as compared to $5.8 million for the year ended December 31, 2014. This increase was due to the Partnership's MLP cost structure as compared to the allocated cost associated with the Azure System.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $13.0 million to $21.0 million for the year ended December 31, 2015, as compared to $8.0 million for the year ended December 31, 2014. This increase was primarily the result of $12.4 million increase attributable to the Partnership's historical midstream assets, which were adjusted to fair value in connection with the business combination and are included within the consolidated results of operations subsequent to the Transaction Date. In addition, depreciation and amortization expense increased $0.6 million related to the Azure System.

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

Other Expense, Net

Other expense, net increased $0.5 million to $0.9 million for the year ended December 31, 2015, as compared to $0.4 million for the year ended December 31, 2014. This increase was attributable to the ETG System, which increased $1.1 million primarily related to transaction costs allocated by AME in connection with the Contribution Agreement and a $0.2 million increase attributable to the Partnership's historical midstream assets, which are included within the consolidated results of operations subsequent to the Transaction Date. This increase was partially offset due to

$0.8 million of other income attributable to the Legacy System related to payments received for the release of acreage dedications.

Interest Expense

Interest expense decreased by $3.8 million to $11.3 million for the year ended December 31, 2015, as compared to $15.1 million for the year ended December 31, 2014. The decrease in interest expense is due to interest calculated on an average debt balance of $196.7 million at an average rate of 3.5% for the year ended December  31, 2015, versus interest calculated and allocated to the Azure System on an average debt balance of $192.0 million at an average interest rate of 6.5% related to the Azure Credit Agreement.

Income Tax Expense

Income tax expense increased by $0.5 million to $0.7 million for the year ended December 31, 2015, as compared to $0.2 million for the year ended December 31, 2014. The increase in income tax expense is due to the Partnership’s revised calculation subsequent to the drop down of Azure ETG. The cumulative difference between the net book value of fixed assets for tax versus GAAP increased and as a result the income tax expense and deferred income tax expense increased for the period.

Year Ended December 31, 2014 Compared to the Period from November 15, 2013 to December 31, 2013 (“Azure 2013 Period”) and the Period from January 1, 2013 to November 14, 2013 (“Predecessor 2013 Period”)

The following table presents selected financial data for the year ended December 31, 2014, the Azure 2013 Period and the Predecessor 2013 Period.

In thousands, except operating data			Azure System
			Predecessor
		Period from	Period from
		November 15,	January 1,
		2013 to	2013 to
	Year Ended	December 31,	November 14,
Operating Revenues:	December 31, 2014	2013	2013
Natural gas, NGLs and condensate revenue	$51,484	$5,534	$31,749
Gathering, processing, transloading and other fee revenue	23,237	3,325	9,514
Total operating revenues	74,721	8,859	41,263
Operating Expenses:
Cost of natural gas and NGLs	38,042	4,505	21,054
Operation and maintenance	13,714	2,643	11,330
General and administrative	5,812	195	3,629
Depreciation and amortization	7,961	958	9,999
Impairments	228	—	659
Total operating expenses	65,757	8,301	46,671
Operating income	8,964	558	(5,408)
Interest expense	15,149	1,855	3,167
Other (income) expense, net	422	—	(807)
Net loss before income tax expense	(6,607)	(1,297)	(7,768)
Income tax expense	213	26	118
Net loss	$(6,820)	$(1,323)	$(7,886)

Key performance metrics:
Adjusted EBITDA (1)	$25,805	$2,702	$5,155
Operating data:
Average throughput volumes of natural gas (MMcf/d)	261	209	189

(1)

Adjusted EBITDA is not a financial measure presented in accordance with GAAP. For a reconciliation of Adjusted EBITDA to its most directly comparable financial measure calculated and presented in accordance with GAAP, please see - “How We Evaluate Our Operations.”

Revenues

The Azure System's total operating revenues were $74.7 million for the year ended December 31, 2014 compared to total operating revenues of $8.9 million for the Azure 2013 Period and $41.3 million for the Predecessor 2013 Period. Natural gas and NGL sales were $51.5 million for the year ended December 31, 2014 compared to natural gas and NGL sales of $5.5 million for the Azure 2013 Period and $31.8 million for the Predecessor 2013 Period. The increase in total natural gas and NGL sales revenue period over period is due to: (i) higher natural gas and NGL sales volumes and higher weighted average natural gas and NGL sales prices during the year ended December 31, 2014 as compared to the Azure 2013 Period and the Predecessor 2013 Period; and (ii) increased sales attributable to the contribution of the ETG System of $8.6 million for the year ended December 31, 2014 and $1.6 million for the Azure 2013 Period. Gathering services and other fees were $23.2 million for the year ended December 31, 2014 compared to gathering services and other fees of $3.3 million for the Azure 2013 Period and $9.5 million for the Predecessor 2013 Period. The primary reason for the increase in gathering services and other fees revenue was the higher volumes and prices discussed above.

Cost of Natural Gas and NGLs

The Azure System's cost of purchased gas and NGLs sold were $38.0 million for the year ended December 31, 2014 compared to the cost of purchased gas and NGLs sold of $4.5 million for the Azure 2013 Period and $21.1 million for the Predecessor 2013 Period. The increase in cost of purchased gas and NGLs sold is due to: (i) higher natural gas prices and higher volumes period over period, and correlates to the increase in natural gas and NGL sales during the periods; and (ii) increased costs attributable to the contribution of the ETG System of $7.4 million for the year ended December 31, 2014 and $1.6 million for the Azure 2013 Period.

Operation and Maintenance Expense

The Azure System's operating expense was $13.7 million for the year ended December 31, 2014 compared to operating expense of $2.6 million for the Azure 2013 Period and $11.3 million for the Predecessor 2013 Period. The increase in operating expense was due to the contribution of the ETG System of $6.9 million for the year ended December 31, 2014 and $1.1 million for the Azure 2013 Period. This increase related to the ETG System was almost entirely offset by decreases in operating expense due to continued focus on asset optimization, including moving and consolidating compression facility locations and the release of under-utilized rental compression and treating equipment.

General and Administrative Expense

General and administrative expenses allocated to the Azure System were $5.8 million for the year ended December 31, 2014 compared to the $0.2 million amount allocated during the Azure 2013 Period and the $3.6 million amount allocated during the Predecessor 2013 Period. The increase was primarily driven by: (i) non-recurring transition and transaction expenses that have been allocated to the Azure System and were incurred by Azure during the year ended December 31, 2014; and (ii) increased general and administrative expense attributable to the contribution of the ETG System of $1.4 million for the year ended December 31, 2014. These costs were partially offset by a reduction in corporate personnel expenses as Azure reduced the number of corporate personnel to better align with the needs of its newly acquired assets.

Depreciation and Amortization Expense

The Azure System's depreciation and amortization expense was $8.0 million for the year ended December 31, 2014 compared to depreciation and amortization expense of $1.0 million for the Azure 2013 Period and $10.0 million for the Predecessor 2013 Period. As a result of the application of purchase accounting, the Legacy System assets acquired and liabilities assumed by Azure were adjusted to their fair market values on November 15, 2013, and Azure assigned useful lives based on various factors, including age and historical data associated with the assets acquired. The fair market values and useful lives assigned were different than the Azure Predecessor resulting in the decrease in depreciation and amortization expense. This decrease was partially offset by increased depreciation and amortization expense attributable to the contribution of the ETG System of $2.6 million for the year ended December 31, 2014 and $0.3 million for the Azure 2013 Period.

Impairments

The Azure System recognized a $0.2 million impairment during the year ended December 31, 2014 compared to a $0.7 million impairment recognized during the Predecessor 2013 Period. These impairments resulted from adjusting the net book value of assets held for sale to their net realizable fair market value. There was no impairment recognized during the Azure 2013 Period.

Interest Expense

Interest expense allocated to the Azure System was $15.1 million for the year ended December 31, 2014 compared to interest expense of $1.9 million for the Azure 2013 Period and $3.2 million for the Predecessor 2013 Period. The increase is primarily driven by: (i) increased outstanding borrowings under the Azure credit facility, which have been allocated to the Azure System, compared to outstanding borrowings under the Azure credit facility, which have been allocated to the Azure System Predecessor; and (ii) increased interest expense attributable to the contribution of the ETG System of $4.5 million for the year ended December 31, 2014 and $0.6 million for the Azure 2013 Period.

Other (Income) Expense, net

The Azure System’s other expense, net was $0.4 million for the year ended December 31, 2014 compared to other income, net of $0.8 million for the Predecessor 2013 Period. Other expense, net of $0.4 million in 2014 relates to the settlement of residual condemnation cases acquired as part of the original acquisition of the Azure ETG system by Azure in 2013.  Other income, net recognized by Azure System Predecessor in 2013 relates to the reimbursement of operating expenses by a producer for salt water disposal activities.

Income Tax Expense

The Azure System’s income tax expense was $0.2 million for the year ended December 31, 2014 compared to $0.1 million for the Predecessor 2013 Period. This increase relates to the Texas margin taxes as a result of increased Texas sourced revenues.  This was a result of the Azure ETG acquisition in late 2013 by Azure, which is primarily Texas sourced.

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

We expect ongoing sources of liquidity to include cash generated from operations and borrowings under our existing Credit Agreement subject to lender approval.  We believe that cash generated from these sources will be sufficient to sustain operations.  Management is continuing to consider alternatives to enhance the Partnership’s liquidity and address concerns surrounding its ability to remain in compliance with the financial covenants under its Credit Agreement.

In the event our liquidity is insufficient, the Partnership may be unable to make quarterly cash distributions on all of our outstanding units at our minimum quarterly distribution rate.

Ability to Continue as a Going Concern

The precipitous decline in oil and natural gas prices during 2015 and into 2016 has had a significant adverse impact on our business, and has impacted the Partnership’s ability to comply with financial covenants and ratios in the Credit Agreement.  Based upon our current estimates and expectations for commodity prices in 2016, we do not expect to remain in compliance with all of the restrictive covenants contained in the Credit Agreement throughout 2016 unless those requirements are waived or amended. Absent a waiver or amendment, failure to meet these covenants and ratios would result in a default and, to the extent the applicable lenders so elect, an acceleration of the existing indebtedness, causing such debt of approximately $231.7 million to be immediately due and payable.  The Partnership does not currently have adequate liquidity to repay all of its outstanding debt in full if such debt were accelerated.

Distributions

For the quarter ended December 31, 2015, we suspended distributions on our limited partner interests. Should the distributions be reinstated, the common unitholders will be entitled to receive the minimum quarterly distribution of $0.35 per unit in arrears for each quarter as to which the distributions were suspended.  Payment of any such amount in arrears will be subject to board of directors’ approval and compliance with the terms of our Partnership Agreement and the agreements governing our indebtedness. The board of directors will continue to evaluate the Partnership’s ability to reinstate the distribution, although reinstatement of distributions is not expected in the near term absent substantial improvement in our operating performance and compliance with the terms of our Credit Agreement.

We are evaluating a number of strategies to strengthen the balance sheet and improve liquidity. However, other than the requirement in our Partnership Agreement to distribute all of our available cash each quarter, we have no obligation to make quarterly cash distributions in this or any other quarter, and our General Partner has considerable discretion to determine the amount of our available cash each quarter.

Credit Agreement

On February 27, 2015, we entered into the Credit Agreement with the Lenders. The maturity date of the Credit Agreement is February 27, 2018.

If we fall out of compliance with the covenants set forth in our Credit Agreement and are unable to reach an agreement with our banks, find acceptable alternative financing or complete asset sales, the lenders could accelerate the outstanding indebtedness, which would make it immediately due and payable. Current market conditions may put limitations on our ability to issue new debt or equity securities in the public or private markets. The ability of oil and gas companies to access the equity and high yield debt markets has been significantly limited since the significant decline in commodity prices throughout 2015 and into 2016.

Amendment to the Credit Agreement

Due to the extended decline in commodity prices, the Partnership determined that there was a significant risk of triggering a covenant default under the Credit Agreement. Accordingly, in October 2015, the Partnership entered into the second amendment to the Credit Agreement (the “Second Amendment”) and the first amendment to the security agreement.  Among other things, the Second Amendment reduced the borrowing capacity under the Credit Agreement to $238.0 million and provided for more favorable financial condition covenants, including amending our maximum permitted consolidated leverage ratio.

Our maximum permitted consolidated leverage ratio as a result of the Second Amendment is 6.00 times debt to consolidated adjusted EBITDA for the quarterly period ended December 31, 2015, 5.00 times for the quarterly period ended March 31, 2016 and 5.00 for the last day of any fiscal quarter ending after March 31, 2016 during a Specified Acquisition Period as defined in the Second Amendment, or 4.50 for the last day of any fiscal quarter outside of a Specified Acquisition Period.

Under the terms of the Second Amendment, we are prohibited from declaring or paying any distribution to unitholders if a default or event of default exists. In addition, under the Second Amendment, future distributions are contingent upon the maintenance of certain leverage ratios, as detailed in the Second Amendment. There is substantial doubt that the Partnership will be able to comply with the financial covenants over the next four quarters.  As part of its balance sheet management, the Partnership is evaluating several alternatives to bolster its capital and liquidity position, including but not limited to asset sales. The Partnership's ability to comply with the financial covenants and to pay distributions over the next four quarters is uncertain and will depend upon the Partnership’s ability to reduce debt, increase its liquidity, or increase its Adjusted EBITDA due to a rebound in commodity prices and a related increase in drilling activity by the producers supplying its volumes.

We incurred $0.7 million in fees associated with the Second Amendment.

We were in compliance with all of our financial covenants under the Credit Agreement as of December 31, 2015. However, given the lower commodity prices in 2015 and 2016, we would have exceeded the maximum permitted consolidated leverage ratio set forth in our bank credit facility at the end of the first quarter of 2016, which required us to seek a waiver or amendment from our bank lenders.

On March 29, 2016, the Partnership entered into the third amendment to the Credit Agreement (“Third Amendment”).  The Third Amendment waived the affirmative covenant that stated if the Partnership’s annual financial statements, prepared in accordance with generally accepted accounting standards, contained any going concern qualification an event of default would result, for the year ended December 31, 2015.  Additionally, the Third Amendment waived certain other events of default until June 30, 2016. Under the terms of the Third Amendment, we are still prohibited from declaring or paying any distributions to unitholders if a default or event of default exists.

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

Borrowings under the Credit Agreement bear interest at the LIBOR Rate (as defined in the Credit Agreement) plus an applicable margin of 2.75% to 3.75% or the Base Rate, as defined in the Credit Agreement, plus an applicable margin of 1.75% to 2.75%, in each case, based on the Consolidated Total Leverage Ratio, as defined in the Credit Agreement.

All of the Partnership's domestic restricted subsidiaries guarantee our obligations under the Credit Agreement, and all such obligations are secured by a security interest in substantially all of our assets, in each case, subject to certain customary exceptions. The Credit Agreement contains affirmative and negative covenants customary for credit facilities of its size and nature that, among other things, limit or restrict our ability and the ability of our subsidiaries to: (i) incur additional debt; (ii) grant certain liens; (iii) make certain investments; (iv) engage in certain mergers or consolidations; (v) dispose of certain assets; (vi) enter into certain types of transactions with affiliates; and (vii) make distributions, with certain exceptions, including the distribution of Available Cash, as defined in the Partnership Agreement, if no default or event of default exists. As of December 31, 2015, we were in compliance with all of our covenants associated with the Credit Agreement, as amended.

Azure System and the Azure System Predecessor Credit Agreements

On November 15, 2013, Azure closed on a $550.0 million Senior Secured Term Loan B, the ("TLB") maturing November 15, 2018, and a $50.0 million Senior Secured Revolving Credit Facility, the ("Revolver") and collectively with the TLB, the ("Azure Credit Agreement"), with a maturity of November 15, 2017. Borrowings under the Azure Credit Agreement are unconditionally guaranteed, jointly and severally, by all of the Azure subsidiaries and are collateralized by first priority liens on substantially all of existing and subsequently acquired assets and equity. The Azure Credit Agreement served as the sole borrowing agreement applicable for the Azure System up to the Transaction Date. In addition, substantially all of Azure's subsidiaries, including the Azure System, served as guarantors and pledger's with respect to the Azure Credit Agreement.

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

CASH FLOWS

The following table summarizes net cash flows provided by (used in) operating activities, investing activities and financing activities for the years ended December 31, 2015 and 2014:

In thousands	Year Ended December 31,
	2015	2014	Change
Net cash provided by (used in):
Operating activities	$10,455	$8,179	$2,276
Investing activities	$39,170	$(13,839)	$53,009
Financing activities	$(42,114)	$5,660	$(47,774)

Operating Activities.  Cash flows provided by operations for the year ended December 31, 2015 were $10.5 million compared to cash flows provided by operations of $8.2 million for the year ended December 31, 2014. The net source of cash flows from operations was primarily due to: (i) higher depreciation and amortization expense of $13.0 million related to the Partnership's historical midstream assets, which were adjusted to fair value in connection with the Transactions and are included within the consolidated results of operations subsequent to the Transaction Date; (ii) higher unit based compensation related to the Marlin Midstream Partners, LP 2013 Long-Term Incentive Plan ("LTIP") of $0.9 million; and (iii) higher deferred income tax liability of $0.7 million, partially offset by;  (iv) $11.8 million from changes in operating assets and liabilities; (v) decrease in amortization of deferred financing costs of $0.2 million; and (vi) gain on sale of equipment of $0.2 million.

Investing Activities.    Cash flows provided by investing activities were $39.2 million for the year ended December 31, 2015 compared to cash flows used in investing activities of $13.8 million for the year ended December 31, 2014. The cash flows provided by investing activities for the year ended December 31, 2015 were primarily associated with the $117.3 million in cash acquired in the Transactions, which represents the net cash held by the Partnership immediately prior to the business combination. The net cash balance held by the Partnership immediately prior to the business combination was assumed to be the $180.8 million in cash borrowed under the Credit Agreement less the $63.0 million paid in connection with the redemption of 90 IDR Units from NuDevco, partially offset by a $76.2 million distribution related the Contribution Agreement and $4.7 million of capital expenditures. The cash flows used in investing activities during the year ended December 31, 2014 were associated with capital expenditures of $14.2 million incurred by the Azure System during the period, partially offset by proceeds from the sale of equipment of $0.4 million.

Financing Activities. Cash flows used in financing activities were $42.1 million for the year ended December 31, 2015 compared to cash flows provided by financing activities of $5.7 million for the year ended December 31, 2014. The cash flows used in financing activities for the year ended December 31, 2015 were primarily associated with: (i) $99.5 million in cash distribution related to the Transactions; (ii) $48.5 million repayment of long-term debt on our Credit Agreement from proceeds from the Offering; (iii) $23.2 million quarterly distributions to unitholders; (iv) $15.0 million repayment of long-term debt related to the Partnership's existing credit facility in connection with the Transactions; (v) $3.8 million of consideration paid in excess of net book value in connection with the Contribution Agreement; (vi) $3.7 million repayment of long-term debt related to the Azure Credit Agreement; and (vii) $1.1 million of payments related to deferred financing costs, partially offset by (viii) $99.5 million of borrowings under our Credit Agreement; (ix) $49.5 million proceeds from the Offering; and (x) $3.7 million of net proceeds related to parent company net investment. The cash flows used in financing activities for the year ended December 31, 2014 were primarily associated with $10.1 million in allocated repayments of long-term debt under the Azure Credit Agreement, partially offset by $15.9 million of net proceeds related to parent company net investment.

The following table summarizes net cash flows provided by (used in) operating activities, investing activities and financing activities for the year ended December 31, 2014, the period from November 15, 2013 to December 31, 2013, the (“Azure 2013 Period”) and the period from January 1, 2013 to November 14, 2013, the (“Predecessor 2013 Period”):

			Azure System Predecessor
In thousands	Year Ended December 31, 2014	Period From November 15, 2013 to December 31, 2013	Period From November 15, 2013 to December 31, 2013
Net cash provided by (used in):
Operating activities	$8,179	$(384)	$3,590
Investing activities	$(13,839)	$(212,123)	$(13,989)
Financing activities	$5,660	$212,507	$10,399

Operating Activities.  Operating cash flow has been the source of liquidity for the Azure System and the Azure System Predecessor. Generally, the Azure System and Azure System Predecessor's operating cash flows increase or decrease due to the same factors that impact income (loss) from operations. Consequently, changes in operating cash flows since the year ended December 31, 2012 were primarily driven by the fluctuations in volume and price of the natural gas and NGLs purchased, sold, gathered, compressed and treated by the Azure System and Azure System Predecessor's assets.

Investing Activities.    Cash flows used in investing activities were $13.8 million for the year ended December 31, 2014 compared to cash flows used in investing activities of $212.1 million for the Azure 2013 Period and cash flows used in investing activities of $14.0 million for the Predecessor 2013 Period. The cash flows used in investing activities for the year ended December 31, 2014 were primarily associated with $14.2 million in capital expenditures partially offset by proceeds from the sale of equipment of $0.4 million. Cash used in investing activities for the Azure 2013 Period reflect the allocated Legacy System purchase price of $212.5 million, capital expenditures of $1.1 million, partially offset by cash received in the ETG System acquisition of $1.5 million. Cash used in investing activities for the Predecessor 2013 Period related to capital expenditures.

Financing Activities. Cash flows provided by financing activities were $5.7 million for the year ended December 31, 2014 compared to cash flows provided by financing activities of $212.5 million for the Azure 2013 Period and cash flows provided by financing activities of $10.4 million for the Predecessor 2013 Period. Cash flows provided by financing activities for the year ended December 31, 2014 were due to parent company net investment, as described below, of $15.9 million, partially offset by allocated repayments related to the Azure Credit Agreement of $10.1 million and allocated payments of deferred financing costs of $0.2 million.  Cash flows provided by financing activities for the Azure 2013 Period were due to allocated borrowings related to the Azure Credit Agreement of $202.1 million to facilitate the acquisition of the Legacy System, parent company net investment of $18.4 million, partially offset by allocated payments of deferred financing costs of $7.9 million. Cash flows provided by financing activities for the Predecessor 2013 Period were due to parent company net investment of $36.9 million partially offset by allocated borrowings related to the Azure Credit Agreement of $26.5 million.

Parent Company Net Investment

Azure’s net investment in the operations of the Azure System and Azure System Predecessor is presented as parent company net investment within the respective period's financial statements. Parent company net investment represents the accumulated net earnings of the operations and the accumulated net contributions from Azure. Net contributions from Azure during the periods presented were primarily comprised of intercompany operations and maintenance expense, cash clearing and other financing activities, and debt and general and administrative costs allocations to the Azure System and Azure System Predecessor.

CAPITAL EXPENDITURES

Our operations require investments to expand, upgrade or enhance existing operations and to meet environmental and operational regulations. Our capital requirements have consisted of maintenance capital expenditures and expansion capital expenditures. Maintenance capital expenditures are cash expenditures, including expenditures for the addition or improvement to, or the replacement of, our capital assets or for the acquisition of existing, or the construction or development of new, capital assets, made to maintain our long-term operating income or operating capacity. Expansion capital expenditures include expenditures to acquire assets and expand existing facilities that increase throughput capacity on our pipelines, processing plants and crude oil logistics assets. Based on current market conditions, we expect to be able to fund our activities for 2016 with cash flows generated from our operations and available cash on hand.

Capital Requirements

The midstream business is capital intensive and can require significant investment to maintain and upgrade existing operations, connect new wells to the system, organically grow into new areas and comply with environmental and safety regulations.

Going forward, our capital requirements will consist of the following:

•

maintenance capital expenditures are cash expenditures that are made to maintain our asset base, operating capacity or operating income, or to maintain the existing useful life of any of our capital assets, in each case over the long term. Examples of maintenance capital expenditures are expenditures for the repair, refurbishment and replacement of our assets, to maintain equipment reliability, integrity and safety, and to address environmental laws and regulations. In addition, we may designate a portion of our maintenance capital expenditures to connect new wells to maintain throughput to the extent such capital expenditures are necessary to maintain, over the long term, our operating capacity or operating income. We capitalize the costs of major maintenance activities, or turnarounds, and depreciate the costs over the expected useful life of such maintenance cost. Expenditure levels will increase as pipelines age and require higher levels of inspection, maintenance and capital replacement; and

•

growth capital expenditures are cash expenditures to construct new midstream infrastructure, including those expenditures incurred in order to extend the useful lives of our assets, reduce costs, increase revenues, or increase system throughput or capacity from current levels. Examples of growth capital expenditures include the construction, development or acquisition of additional gathering pipelines, compressor stations, processing plants, and new well connections, in each case to the extent such capital expenditures are expected to expand our operating capacity or operating income. In the future, if we make acquisitions that increase system throughput or capacity, the associated capital expenditures will also be considered growth capital expenditures.

Our ability to pay distributions to our unitholders, fund planned capital expenditures and to make acquisitions will depend upon our future operating performance, which will be affected by prevailing economic conditions in the industry, some of which are beyond our control and our ability to access the capital markets for debt and equity capital.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS

A summary of our contractual obligations as of December 31, 2015 is as follows:

In thousands	2016	2017	2018	2019	2020	Thereafter	Total
Operating lease agreements (1)	$626	$399	$290	$274	$274	$1,032	$2,895
Long-term debt (2)	11,961	11,961	233,603	—	—	—	257,525
Total	$12,587	$12,360	$233,893	$274	$274	$1,032	$260,420

(1)

The contractual obligations associated with operating lease agreements relate to various midstream property and equipment operating leases that are used in our gathering, processing and transloading operations and have terms of greater than one year.

(2)

The contractual obligations associated with long-term debt and interest expense relate to obligations under our Credit Agreement. The Credit Agreement has a maturity date of February 27, 2018, and we have estimated the outstanding borrowings as of December 31, 2015 will be paid at maturity. We have estimated a weighted average interest rate of 5.16% in determining the future interest obligations associated with the Credit Agreement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have developed. Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules, and the use of judgment to the specific set of circumstances existing in our business. Compliance with the rules necessarily involves reducing a number of very subjective judgments to a quantifiable accounting entry or valuation. We make every effort to properly comply with all applicable rules on or before their adoption, and we believe the proper implementation and consistent application of the accounting rules is critical.

The following updates our critical accounting policies.

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

Goodwill

Goodwill represents consideration paid in excess of the fair value of the identifiable assets acquired in a business combination. We evaluate goodwill for impairment on an annual basis, and whenever events or changes indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Goodwill is tested for impairment using a two-step quantitative test. The first step compares the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, the goodwill is not considered impaired. If the fair value of the reporting unit does not exceed the carrying amount of the reporting unit, the second step compares the implied fair value of goodwill to the carrying value of goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, the excess of the carrying value over the implied value is recognized as an impairment in the statement of operations. See Note 8  “Goodwill”  to the consolidated financial statements included in this Annual Report.

Our Revenue Recognition Policies and Use of Estimates for Revenues and Expenses

In general, we recognize revenue from customers when all of the following criteria are met: persuasive evidence of an exchange arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectability is reasonably assured.

We utilize extensive estimation procedures to determine the sales and cost of gas, NGL, condensate or crude oil purchase accruals for each accounting cycle. Accruals are based on estimates of volumes flowing each month from a variety of sources. We use actual measurement data, if it is available, and will use such data as producer/shipper nominations, prior month average daily flows, estimated flow for new production and estimated end-user requirements (all adjusted for the estimated impact of weather patterns) when actual measurement data is not available. Throughout the month following production, actual measured sales and transportation volumes are received and invoiced and used in a process referred to as “actualization”. Through the actualization process, any estimation differences recorded through the accrual are reflected in the subsequent month's accounting cycle when the accrual is reversed and actual amounts are recorded. Actual volumes purchased, processed or sold may differ from the estimates due to a variety of factors including, but not limited to: (i) actual wellhead production or customer requirements being higher or lower than the amount nominated at the beginning of the month; (ii) liquids recoveries being higher or lower than estimated because gas processed through the plants was richer or leaner than estimated; (iii) NGL composition of purchases, sales and inventory being different than estimated; (iv) the estimated impact of weather patterns being different from the actual impact on sales and purchases; and (v) pipeline maintenance or allocation causing actual deliveries of gas to be different than estimated. We believe that our accrual process for sales and purchases provides a reasonable estimate of such sales and purchases.

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

Impairment of Long-Lived Assets

In accordance with FASB ASC 360-10-05, we evaluate long-lived assets, including related intangibles, of identifiable business activities for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is based on management's estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value.

When determining whether impairment of one of our long-lived assets has occurred, we must estimate the undiscounted cash flows attributable to the asset. Our estimate of cash flows is based on assumptions regarding the purchase and resale margins on natural gas, NGLs and crude oil, volume of gas, NGLs and crude oil available to the asset, markets available to the asset, operating expenses, and future natural gas, NGL product and crude oil prices. The amount of availability of gas, NGLs and crude oil to an asset is sometimes based on assumptions regarding future drilling activity, which may be dependent in part on natural gas and crude oil prices.

Projections of gas, NGL and crude oil volumes and future commodity prices are inherently subjective and contingent upon a number of variable factors, including but not limited to:

•	changes in general economic conditions in regions in which our markets are located;

•	the availability and prices of natural gas, NGLs, crude oil and condensate supply;

•	our ability to negotiate favorable sales agreements;

•	the risk that natural gas, NGLs, crude oil and condensate exploration and production activities will not occur or be successful;

•	our dependence on certain significant customers, producers and transporters of natural gas, NGLs, crude oil and condensate; and

•	competition from other midstream companies, including major energy companies.

Any significant variance in any of the above assumptions or factors could materially affect our cash flows, which could require us to record an impairment of an asset.

Accounting for Awards under the Long-term Incentive Plan

In connection with the Partnership's IPO, in July 2013, the board of directors of the General Partner adopted the LTIP. Individuals who are eligible to receive awards under the LTIP include: (i) our employees and the employees of NuDevco Midstream Development and its affiliates; (ii) directors of the Partnership’s General Partner; and (iii) consultants.  The LTIP provides for the grant of unit options, unit appreciation awards, restricted units, phantom units, distribution equivalent rights, unit awards, profits interest units, and other unit-based awards.  The maximum number of common units issuable under the LTIP is 1,750,000.

All of the phantom unit awards granted prior to the Transaction Date were considered non-employee equity based awards and were required to be remeasured at fair market value at each reporting period and amortized to compensation expense on a straight-line basis over the vesting period of the phantom units with a corresponding increase in a liability.  Our intent was to settle the awards by allowing the recipient to choose between issuing the net amount of common units due, less common units equivalent to pay withholding taxes, due upon vesting with the Partnership paying the amount of withholding taxes due in cash or issuing the gross amount of common units due with the recipient paying the withholding taxes. The phantom unit awards were awarded to individuals who are not deemed to be employees of the Partnership.

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

NEW ACCOUNTING STANDARDS

Accounting standard‑setting organizations frequently issue new or revised accounting rules and pronouncements. We regularly review new accounting rules and pronouncements to determine their affect, if any, on our financial statements.

In February 2015, the Financial Accounting Standards Board ("FASB") issued a new accounting pronouncement to respond to stakeholders’ concerns about the current accounting for consolidation of certain legal entities.  The update provides additional guidance to reporting entities in evaluating whether certain legal entities, such as limited partnerships, limited liability corporations and securitization structures, should be consolidated. The update is considered to be an improvement on current accounting requirements as it reduces the number of existing consolidation models. The update is effective for us beginning on January 1, 2016, and will have no effect on our consolidated financial statements or related disclosures.

In September 2015, the FASB issued a new accounting standard, which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. The standard is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. For all other entities, the standard is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted. The update is effective for us beginning on January 1, 2016.

In April 2015, the FASB issued a new accounting standard that simplifies the presentation of debt issuance costs. The amended guidance requires that debt issuance costs related to a recognized debt liability be presented within the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Partnership will be required to adopt the guidance effective January 1, 2016. The standard will only affect the presentation of the Partnership's consolidated balance sheet and does not affect any of the Partnership's other financial statements.

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

In August 2014, the FASB issued ASU 2014-15, "Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40)".  The guidance will require management to evaluate whether there are conditions and events that raise substantial doubt about the company's ability to continue as a going concern within one year after the financial statements are issued on both an interim and annual basis. Additionally, management will be required to provide certain footnote disclosures if it concludes that substantial doubt exists or when it plans to alleviate substantial doubt about the company's ability to continue as a going concern. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter.

There are currently no other recent accounting pronouncements that have been issued that we believe will materially affect our consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

We have exposure to changes in interest rates under our amended Credit Agreement. The credit markets continues to produce an environment of low interest rates. It is possible that monetary policy will tighten, resulting in higher interest rates to counter possible inflation. Interest rates on our Credit Agreement, which is under floating interest rates, and future debt offerings could be higher than current levels, causing our financing costs to increase accordingly.  For the year ended December 31, 2015, a 1% change in the interest rate under our Credit Agreement would have resulted in a $2.3 million change in interest expense.

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

In order to mitigate the effects of commodity price volatility substantially all of our revenues and the related cost of natural gas, NGLs and condensate revenues are generated under fee-based commercial agreements, the substantial majority of which have MVCs. We believe these commercial arrangements will help promote adequate cash flows and minimize direct commodity price exposure. Accordingly, we do not plan to enter into any derivative contracts to manage our exposure to commodity price risk, and, as a result of our limited exposure to commodity price risk under our fee-based commercial agreements, we do not plan to enter into hedging arrangements to manage such risk.

Counterparty and Customer Credit Risk

For the year ended December 31, 2015, we had two customers that each accounted for more than 10% of our revenues. Those customers were AES, which accounted for 36.1% of our revenues and BP, which accounted for 11.8% of our revenues.

Per the terms of our settlement agreement with AES, our three-year fee-based gathering and processing agreement with AES at our Panola County processing facilities will be terminated.  Under this agreement, AES paid us a fixed fee per Mcf, subject to an annual inflation adjustment, for gathering, treating, compression and processing services and a per gallon fixed fee for NGL transportation services.  We will have to replace the existing contract with new arrangements with other customers if we are to continue operations at this facility. AES has historically been our sole customer with respect to our crude oil logistics business, and we have derived the substantial majority of our transloading revenues from AES.  AES contracts represented 100% of the capacity at our Wildcat, Big Horn, and East New Mexico facilities. The AES contract terminations have materially and adversely affected our crude oil logistics business.

If any customer that accounts for more than 10% of our revenues were to default on their contract,  or if we were unable to renew a contract with them on favorable terms, we may not be able to replace such customers in a timely fashion, on favorable terms or at all. In any of these situations, our revenues and cash flows and our ability to make cash distributions to our unitholders would be materially and adversely affected.

During the first quarter of 2016, AES was delinquent in paying amounts invoiced under its gathering and processing contracts, as well as its logistics contracts with subsidiaries of the Partnership.  The contracts have provisions requiring AES to make payments based on MVCs. AES caused its bank to issue a $15.0 million letter of credit to the administrative agent under our Credit Agreement to secure the amount of its obligations under its logistics contracts.  See Item 1 and 2, “Business and Properties - Recent Developments” for further discussion of the AES contract terminations.

Item 8.  Financial Statements and Supplementary Data

AZURE MIDSTREAM PARTNERS, LP

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	92

Consolidated Balance Sheets as of December 31, 2015 and 2014	93

Consolidated Statements of Operations for the years ended December 31, 2015 and 2014, the period November 15, 2013 to December 31, 2013 and the period January 1, 2013 to November 14, 2013	94

Consolidated Statements of Partners’ Capital and Parent Company Net Investment for the years ended December 31, 2015 and 2014, the period from November 15, 2013 to December 31, 2013 and the period January 1, 2013 to November 14, 2013	95

Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014, the period November 15, 2013 to December 31, 2013 and the period January 1, 2013 to November 14, 2013	96

Notes to Consolidated Financial Statements	97

Report of Independent Registered Public Accounting Firm

The Board of Directors

Azure Midstream Partners GP, LLC:

We have audited the accompanying consolidated balance sheets of Azure Midstream Partners, LP and subsidiaries (the Partnership) as of December 31, 2015 and 2014, and the related consolidated statements of operations, partners’ capital and parent company net investment, and cash flows of the Partnership and the Azure System Predecessor for the years ended December 31, 2015 and 2014, the period from November 15, 2013 to December 31, 2013, and the period from January 1, 2013 to November 14, 2013. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Azure Midstream Partners, LP as of December 31, 2015 and 2014 and the results of the operations and cash flows of Azure Midstream Partners, LP and the Azure System Predecessor for the years ended December 31, 2015 and 2014, the period from November 15, 2013 to December 31, 2013, and the period from January 1, 2013 to November 14, 2013, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, effective November 15, 2013, the Partnership had a change in controlling ownership. As a result of this change in control, the financial information after November 15, 2013 is presented on a different cost basis than that for the periods before the acquisition and, therefore, is not comparable.

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in note 3 to the consolidated financial statements, the Partnership anticipates being out of compliance with the requirements in the Credit Agreement during 2016, which would accelerate the maturity of the outstanding indebtedness making it currently due and payable. The Partnership does not have sufficient liquidity to meet the accelerated debt service requirements. This issue raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Dallas, Texas

March 30, 2016

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AZURE MIDSTREAM PARTNERS, LP

CONSOLIDATED BALANCE SHEETS

(in thousands, except number of units)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$7,511	$—
Accounts receivable, net	5,887	8,354
Accounts receivable—affiliates	5,148	76
Other current assets	339	435
Total current assets	18,885	8,865

Property, plant, and equipment, net	485,155	304,175
Intangible assets, net	59,583	—
Other assets	3,602	6,163
TOTAL ASSETS	$567,225	$319,203

LIABILITIES, PARTNERS’ CAPITAL AND PARENT COMPANY NET INVESTMENT
Current liabilities:
Accounts payable and accrued liabilities	$6,218	$5,630
Accounts payable—affiliates	96	96
Current portion of long-term debt allocated from the Azure Credit Agreement	—	10,104
Total current liabilities	6,314	15,830
Long-term liabilities:
Long-term debt	231,735	181,871
Deferred income taxes	1,104	—
Other long-term liabilities	11,625	5,351
Total liabilities	250,778	203,052
Commitments and contingencies (Note 11)
Partners' capital and parent company net investment:
Common units (13,044,654 issued and outstanding as of December 31, 2015)	127,292	—
Subordinated units (8,724,545 issued and outstanding as of December 31, 2015)	114,807	—
General partner interest	5,137	—
Incentive distribution rights (100 issued and outstanding as of December 31, 2015)	69,211	—
Parent company net investment	—	116,151
Total partners’ capital and parent company net investment	316,447	116,151
TOTAL LIABILITIES, PARTNERS’ CAPITAL AND PARENT COMPANY NET INVESTMENT	$567,225	$319,203

See the accompanying notes to the consolidated financial statements.

AZURE MIDSTREAM PARTNERS, LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except unit and per unit data)

				Azure System
				Predecessor
			Period from	Period from
			November 15,	January 1,
			2013 to	2013 to
	Year Ended December 31,		December 31,	November 14,
	2015	2014	2013	2013
Operating Revenues:
Natural gas, NGLs and condensate revenue	$19,938	$47,484	$4,728	$31,749
Natural gas, NGLs and condensate revenue—affiliates	1,782	4,000	806	—
Gathering, processing, transloading and other fee revenue	30,078	22,251	3,096	7,887
Gathering, processing, transloading and other fee revenue—affiliates	28,794	986	229	1,627
Total operating revenues	80,592	74,721	8,859	41,263
Operating Expenses:
Cost of natural gas and NGLs	14,244	30,654	3,050	11,735
Cost of natural gas and NGLs—affiliates	4,164	7,388	1,455	9,319
Operation and maintenance	20,776	13,714	2,643	11,330
General and administrative	14,183	5,812	195	3,629
Depreciation and amortization expense	20,957	7,961	958	9,999
Impairments (Notes 2 and 8)	215,758	228	—	659
Total operating expenses	290,082	65,757	8,301	46,671
Operating income (loss)	(209,490)	8,964	558	(5,408)
Interest expense	11,333	15,149	1,855	3,167
Other (income) expense, net	916	422	—	(807)
Net loss before income tax expense	(221,739)	(6,607)	(1,297)	(7,768)
Income tax expense	686	213	26	118
Net loss	$(222,425)	$(6,820)	$(1,323)	$(7,886)

Net loss per unit and distributions declared:
Net loss	$(222,425)
Less: Net loss attributable to the Azure System for the period January 1, 2015 to February 28, 2015	(3,543)
Less: Net loss attributable to the General Partner for the ETG System for the period March 1, 2015 to June 30, 2015	(3,939)
Net loss attributable to the Partnership	(214,943)
Less: Net loss attributable to the General Partner	(4,148)
Less: Net loss attributable to unvested phantom units	(3,572)
Net loss attributable to limited partners (1)	$(207,223)

Net loss per limited partner common and subordinated units - basic and diluted (1)	$(10.21)
Weighted average number of limited partner common units outstanding	11,577,680
Weighted average number of limited partner subordinated units outstanding	8,724,545
Distributions declared and paid per limited partner common and subordinated units (2)	$1.11

(1)

For the year ended December 31, 2015, net loss per unit has been presented for the period March 1, 2015 to December 31, 2015, the period in which units were outstanding for accounting purposes (see Note 1).

(2)	On February 1, 2016, the Partnership announced a temporary suspension of the distribution for the quarterly period ended December 31, 2015.

See the accompanying notes to the consolidated financial statements.

AZURE MIDSTREAM PARTNERS, LP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL AND

PARENT COMPANY NET INVESTMENT

(in thousands)

	General	Incentive	Limited Partner		Parent
	Partner	Distribution	Common	Subordinated	Company Net
	Interest	Rights	Units	Units	Investment	Total
Balance at December 31, 2012	$—	$—	$—	$—	$189,547	$189,547
Azure System Predecessor net loss for the period	—	—	—	—	(7,886)	(7,886)
Azure System Predecessor net contribution from parent for the period	—	—	—	—	36,870	36,870
Balance at November 14, 2013	—	—	—	—	218,531	218,531
Elimination of Azure System parent company net investment	—	—	—	—	(218,531)	(218,531)
Azure System parent company net investment November 15, 2013	—	—	—	—	108,359	108,359
Azure System net loss for the period	—	—	—	—	(1,323)	(1,323)
Azure System net distribution from parent for the period	—	—	—	—	(8)	(8)
Balance December 31, 2013	—	—	—	—	107,028	107,028
Azure System net loss for the period	—	—	—	—	(6,820)	(6,820)
Azure System net contribution from parent for the period	—	—	—	—	15,943	15,943
Balance at December 31, 2014	—	—	—	—	116,151	116,151
Azure System net loss for the period January 1, 2015 to February 28, 2015	—	—	—	—	(3,543)	(3,543)
Parent company net contribution associated with the Legacy System	—	—	—	—	2,754	2,754
Deemed contribution associated with the Transactions	—	—	—	—	126,481	126,481
Issuance of IDR Units in connection with the Transactions	—	63,000	—	—	—	63,000
Distribution made in connection with the Transactions	—	—	—	—	(162,500)	(162,500)
Allocation of parent company net investment in connection with the Transactions	—	—	26,562	25,148	(51,710)	—
Acquisition of Azure Midstream Partners, LP	8,697	6,211	194,101	184,162	—	393,171
Parent company net contribution associated with the ETG System	—	—	—	—	2,278	2,278
Public offering of common units	1,012	—	48,537	—	—	49,549
Distributions to unitholders	(424)	—	(13,014)	(9,725)	—	(23,163)
Unit based compensation related to long-term incentive plan	—	—	932	—	—	932
Issuance of 255,319 common units in connection with the Contribution Agreement	—	—	3,000	—	—	3,000
Consideration paid in excess of net book value in connection with the Contribution Agreement	—	—	(6,809)	—	—	(6,809)
Deemed contribution associated with the Contribution Agreement	—	—	—	—	50,219	50,219
Transfer of ETG net assets to Azure Midstream Partners, LP	—	—	—	—	(76,191)	(76,191)
Net loss for the period March 1, 2015 to December 31, 2015	(4,148)	—	(126,017)	(84,778)	(3,939)	(218,882)
Balance at December 31, 2015	$5,137	$69,211	$127,292	$114,807	$—	$316,447

See the accompanying notes to the consolidated financial statements.

AZURE MIDSTREAM PARTNERS, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

				Azure System
				Predecessor
			Period from	Period from
			November 15,	January 1,
			2013 to	2013 to
	Year Ended December 31,		December 31,	November 14,
	2015	2014	2013	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(222,425)	$(6,820)	$(1,323)	$(7,886)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization expense	20,957	7,961	958	9,999
Amortization of deferred financing costs	1,613	1,861	202	266
Unit based compensation related to long-term incentive plan	932	—	—	—
Gain on sale of equipment	(237)	—	—	—
Asset impairment	215,758	228	—	659
Deferred income taxes	693	—	—	—
Loss on debt extinguishment	—	78	—	—
Gas imbalance mark-to-market	72	—	—	—
Changes in assets and liabilities, net of effects of business combination:
Accounts receivable	3	6,135	(2,392)	(2,840)
Accounts receivable—affiliates	(5,072)	845	(299)	1,049
Other current assets	(71)	(31)	(47)	373
Other non-current assets	(133)	—	—	—
Accounts payable and accrued liabilities	(7,909)	(7,569)	2,438	2,167
Accounts payable and accrued liabilities—affiliates	—	1,209	79	(197)
Other long-term liabilities	6,274	4,282	—	—
Net cash provided by (used in) operating activities	10,455	8,179	(384)	3,590
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,738)	(14,233)	(1,068)	(13,989)
Cash received under aid in construction contracts	2,081	—	—	—
Assumed cash acquired in business combination	117,268	—	—	—
Acquisition of the Legacy System	(76,191)	—	(212,515)
Acquisition of ETG, net of capital issued	—	—	1,460	—
Proceeds from sale of property and equipment	750	394	—	—
Net cash provided by (used in) investing activities	39,170	(13,839)	(212,123)	(13,989)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt under the Credit Agreement (Note 9)	99,500	—	—	—
Allocated borrowings of long-term debt under the Azure Credit Agreement (Note 9)	—	—	202,078
Allocated borrowings of long-term debt under the Azure System Predecessor credit agreements	—	—	—	(26,471)
Proceeds from public offering on common units	49,549	—	—	—
Repayments of long-term debt under the Partnership's existing credit facility (Note 9)	(15,000)	—	—	—
Repayments of long-term debt under the Azure Credit Agreement (Note 9)	(3,741)	(10,103)	—	—
Repayments of long-term debt under the Credit Agreement (Note 9)	(48,537)	—	—	—
Cash distribution related to the Transactions	(99,500)	—	—	—
Distributions to unitholders	(23,163)	—	—	—
Payment of deferred financing costs	(1,093)	(180)	(7,922)	—
Consideration paid for ETG in excess of net book value	(3,809)	—	—	—
Parent company net investment	3,680	15,943	18,351	36,870
Net cash provided by (used in) financing activities	(42,114)	5,660	212,507	10,399

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,511	—	—	—

CASH AND CASH EQUIVALENTS—Beginning of Period	—	—	—	—

CASH AND CASH EQUIVALENTS—End of Period	$7,511	$—	$—	$—

See the accompanying notes to the consolidated financial statements.

AZURE MIDSTREAM PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

General

In this Annual Report, the terms “Partnership”, “our”, “we”, “us” and “its” refer to Azure Midstream Partners, LP itself or Azure Midstream Partners, LP together with its consolidated subsidiaries, which includes the Azure System, as defined below, for all periods subsequent to November 14, 2013. On May 19, 2015, the Partnership changed its name from Marlin Midstream Partners, LP to Azure Midstream Partners, LP.

In this Annual Report the term “Azure System Predecessor” refers to the Legacy gathering system entities and assets (the "”Legacy System”), which has been deemed to be the predecessor of the Partnership for accounting and financial reporting purposes. The closing of the transactions described under "”Acquisition of the Legacy System"” (the “Transactions”) occurred on February 27, 2015, and was reflected in the consolidated financial statements of the Partnership using, for accounting purposes, a date of convenience of February 28, 2015 (the “Transaction Date”). The effect of recording the Transactions as of the Transaction Date was not material to the information presented.

In this Annual Report the term “Azure System” refers to the operations of the Legacy System, together with the contribution of Azure ETG, LLC; a Delaware limited liability company (“Azure ETG”) that owns and operates the East Texas gathering system, (the “ETG System”), for periods beginning November 15, 2013, representing the period Azure Midstream Energy LLC, a Delaware limited liability company (“Azure”), acquired 100% of the equity interests in the entities that own the Legacy System and the ETG System up to the Transaction Date.  Azure contributed the ETG System to the Partnership on August 6, 2015, effective as of July 1, 2015. This transaction was determined to be a transaction between entities under common control for financial reporting purposes. Accordingly, we have recast the financial results of the Partnership to include the financial results of the ETG System for periods beginning November 15, 2013, the date Azure acquired the ETG System.

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

As of December 31, 2015, Azure Midstream Energy LLC ("AME"), a Delaware limited liability company that is wholly owned by Azure Midstream Holdings LLC a Delaware limited liability company, (collectively "Azure"), owned and controlled: (i) our general partner, Azure Midstream Partners GP, LLC, a Delaware limited liability company, (the "General Partner"), through its ownership of a 1.93% general partner interest; (ii) 255,319 common units, representing 1.2% of our outstanding limited partner interests; and (iii)  90% of our IDR Units, as defined below. In addition, Azure owns 255,319 common units, representing a 1.2% limited partner interest. As of December 31, 2015, NuDevco owned: (i) 1,939,265 of our common units, representing an 8.9% limited partner interest; (ii) 8,724,545 of our subordinated units, representing a 40.1% limited partner interest; and (iii) 10% of our IDR Units, as defined below. As of December 31, 2015, the public owned 10,850,070 of our common units, representing a 49.8% limited partner interest. Azure, through its ownership of our General Partner, controls us and is responsible for managing our business and operations.

Sale of General Partner Interest and Contribution of the Legacy System

On February 27, 2015, we consummated a transaction agreement, (the “Transaction Agreement”) by and amongst us, Azure, our General Partner, NuDevco and Marlin IDR Holdings Inc, LLC, a wholly owned subsidiary of NuDevco (“IDRH”). The consummation of the Transaction Agreement resulted in Azure contributing the Legacy System to us, and Azure receiving $92.5 million in cash and acquiring 100% of the equity interests in our General Partner and 90% of our incentive distribution rights.

The Transaction Agreement occurred in the following steps:

•

we (i) amended and restated the Agreement of Limited Partnership of Marlin Midstream Partners, LP (the "Partnership Agreement") for the second time to reflect the unitization of all of our incentive distribution rights, (as unitized, the “IDR Units”); and (ii) recapitalized the incentive distribution rights owned by IDRH into 100 IDR Units;

•	we redeemed 90 IDR Units held by IDRH in exchange for a payment of $63.0 million to IDRH, (the “Redemption”);

•

Azure contributed the Legacy System to us through the contribution, indirectly or directly, of: (i) all of the outstanding  general and limited partner interests in Talco Midstream Assets, Ltd., a Texas limited liability company and subsidiary of Azure (“Talco”); and (ii) certain assets, the (“TGG Assets”) owned by TGG Pipeline, Ltd., a Texas limited liability company and subsidiary of Azure ("TGG") and, collectively with Talco, ("TGGT"), in exchange for aggregate consideration of $162.5 million, which was paid to Azure in the form of: (i) a cash payment of $99.5 million; and (ii) the issuance of 90 IDR Units, (the foregoing transaction, collectively, the “Contribution”); and

•

Azure purchased from NuDevco: (i) all of the outstanding membership interests in our General Partner, (the “GP Purchase”) for $7.0 million; and (ii) an option to acquire up to 20% of each of the common units and subordinated units held by NuDevco as of the execution date of the Transaction Agreement, the (“Option”) and, together with the Redemption, Contribution and GP Purchase, the Transactions.

Legacy System

The Legacy System consists of approximately 666 miles of high-and low-pressure gathering lines and serves approximately 100,000 dedicated acres within the Harrison, Panola and Rusk counties in Texas and Caddo parish in Louisiana and currently serves the Cotton Valley formation, the Haynesville shale formation and the shallower producing sands in the Travis Peak formation. The Legacy System has access to seven major downstream markets, three third-party processing plants and our Panola County processing plants.

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

Public Offering of Partnership Common Units

On June 17, 2015, we and the General Partner entered into an underwriting agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, J.P. Morgan Securities LLC and RBC Capital Markets, LLC, as representatives of the several underwriters named therein, the (“Underwriting Agreement”) relating to the public offering of 3,500,000 common units representing limited partner interests in the Partnership at a price to the public of $14.17 per common unit, the (“Offering”). Pursuant to the Underwriting Agreement, we also granted the underwriters a 30-day option to purchase up to an additional 525,000 common units at the same price.

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

Contribution of the ETG System

On August 6, 2015, the Partnership entered into a contribution agreement, (the “Contribution Agreement”) with AME, which is the sole member of the General Partner. Pursuant to the Contribution Agreement, AME contributed 100% of the outstanding membership interests in Azure ETG to the Partnership in exchange for the consideration described below,  (the "ETG Contribution"). The closing of the transactions contemplated by the Contribution Agreement occurred simultaneously with the execution of the Contribution Agreement. The Contribution Agreement contains customary representations and warranties, indemnification obligations and covenants by the parties, and provides that the ETG Contribution was effective on July 1, 2015.

The following transactions took place pursuant to the Contribution Agreement:

•

as consideration for the membership interests of Azure ETG, the Partnership paid AME $80.0 million in cash and issued 255,319 common units representing limited partner interests in the Partnership to Azure.

•	the Partnership entered into a gas gathering agreement, (the "Gas Gathering Agreement") with TGG, an indirect subsidiary of AME.

The ETG System includes approximately 255 miles of gathering pipelines, two treating plants, 5 MMcf/d of processing capacity and four interconnections with major interstate pipelines providing 1.75 Bcf per day of access to downstream markets. A total of 336,000 gross acres in the Haynesville Shale and Bossier Shale formations are dedicated to the ETG System under 23 long-term producer contracts.

The Partnership financed the cash consideration portion of the ETG Contribution with an $80.0 million draw from its credit facility.

Azure

Azure is a midstream company with a focus on owning, operating, developing and acquiring midstream energy infrastructure in core producing areas in the United States. Azure currently provides natural gas gathering, compression, treating and processing services in northern Louisiana and east Texas in the Haynesville and Bossier Shale formations. Prior to the Transactions, Azure operated three main gathering systems: Holly, Legacy and Center, the latter of which was comprised of the Azure Shelby and Azure ETG subsystems. As described above, the Legacy System was contributed to us in connection with the Transactions and the ETG System was contributed to us in connection with the ETG Contribution. The two remaining gathering systems, Holly and the Azure Shelby subsystem, may potentially be available, in whole or in part, to us as future dropdown acquisitions, although Azure has no obligation to offer us these assets.

2.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Azure Midstream Partners, LP

The consolidated financial statements give effect to the business combination, accounted for in accordance with the applicable reverse merger accounting guidance, the Transactions under the acquisition method of accounting and the Contribution Agreement, which was determined to be a transaction between entities under common control.

Azure acquired a controlling financial interest in us through the acquisition of our General Partner. As a result, the Azure System Predecessor was deemed to be the accounting acquirer of the Partnership because its parent company, Azure, obtained control of the Partnership through its control of the General Partner. Consequently, the Azure System Predecessor was deemed to be the predecessor of the Partnership for financial reporting purposes, and the historical financial statements of the Partnership were recast and reflect the Legacy System for all periods prior to the closing of the Transactions. The closing of the Transactions occurred on February 27, 2015, and are reflected in the consolidated financial statements of the Partnership as of the Transaction Date. The recording of the Transactions as of the Transaction Date did not have a material effect to the consolidated financial statements.

The Legacy System's assets and liabilities retained their historical carrying values. Additionally, the Partnership's assets acquired and liabilities assumed by the Azure System Predecessor in the business combination were recorded at their fair values measured as of the Transaction Date. The excess of the assumed purchase price of the Partnership over the estimated fair values of the Partnership's net assets acquired was recorded as goodwill. The assumed purchase price or enterprise value of the Partnership was determined using acceptable fair value methods, and was partially derived from the consideration Azure paid for the General Partner and 90 of the IDR Units. Additionally, because the Azure System Predecessor was reflected at Azure’s historical cost, the difference between the $162.5 million in consideration paid by the Partnership and Azure's historical carrying values, net book value, at the Transaction Date was recorded as an increase to partners’ capital in the amount of $51.7 million. The purchase price and fair values were prepared with the assistance of the Partnership's external fair value specialists and represent management's best estimate of the enterprise value and fair values of the Partnership.

The ETG Contribution on August 6, 2015, effective July 1, 2015, was determined to be a transaction between entities under common control for financial reporting purposes. Because the ETG Contribution is considered to be a transaction amongst entities under common control, the ETG System is reflected at Azure's historical cost and the difference between that historical cost and the purchase price was recorded as an adjustment to partners' capital in the amount of $6.8 million.  In addition, we have recast the financial results of the Partnership to include the financial results of the ETG System for all periods beginning November 15, 2013, the date Azure acquired the ETG System.

The consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States (“GAAP)” and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As noted above, the historical consolidated financial statements of the Partnership were recast to reflect the historical consolidated financial statements of the Azure System for periods beginning November 15, 2013 up to the Transaction Date and the Azure System Predecessor for all periods prior to November 15, 2013, in accordance with the applicable accounting and financial reporting guidance.  The historical consolidated financial statements are also comprised of the consolidated balance sheets and statements of operations of the Partnership, which includes the Azure System, as of and for all periods subsequent to the Transaction Date.

In preparing financial statements in accordance with GAAP, management makes informed judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses. Management evaluates its estimates and related assumptions regularly, utilizing historical experience and other methods considered reasonable under the particular circumstances. Changes in facts and circumstances or additional information may result in revised estimates and actual results may differ from these estimates. Effects on the business, financial condition and results of operations resulting from revisions to estimates are recognized when the facts that give rise to the revision become known. The information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated financial statements. Operating results for the years ended December 31, 2015, 2014 and 2013 are not necessarily indicative of the results which may be expected for the full year or for any interim period. The consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Azure System

The operating results and the majority of the assets and liabilities of the Azure System were specifically identified based on the existing divisional organization of Azure. Certain assets, liabilities and expenses presented in the carve‑out statements of financial position and statements of operations prior to the contributions of the Legacy System and ETG System represent allocations and estimates of the costs of services incurred by Azure. These allocations and estimates were based on methodologies that management believes to be reasonable, and include items such as outstanding debt and related expenses associated with Azure's credit agreement and general and administrative expenses incurred by Azure on behalf of the Azure System.

Revenues were identified by contracts that are specifically identifiable to the Azure System. Depreciation and amortization are based upon assets specifically identified to the Azure System. Salaries, benefits and other general and administrative costs were allocated to the Azure System based on management’s use of a reasonable allocation methodology as such costs were historically not allocated to the Azure System. Azure’s direct investment in the Azure System is presented as parent company net investment in the consolidated balance sheets and includes the accumulated net earnings and accumulated net contributions from Azure, including allocated long‑term debt, interest expense and general and administrative expenses.

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

The Azure System utilized Azure’s centralized processes and systems for cash management, payroll, purchasing and expenditures. As a result, cash generated by and cash received by the Azure System was deposited in and commingled with the general corporate funds of Azure and was not specifically allocated to the Azure System. The net results of these cash transactions between the Azure System and Azure are reflected in parent company net investment in the consolidated balance sheets.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Trade accounts receivable arise from our natural gas sales, natural gas gathering, compression, dehydration, treating, processing, and hydrocarbon dew-point control and transportation services and our crude oil logistics services. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. We had no allowance for doubtful accounts as of December 31, 2015 and a $20,000 allowance for doubtful accounts as of December 31, 2014.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk are primarily accounts receivable. For the year ended December 31, 2015, one customer accounted for more than 10% of our accounts receivable. That customer was AES, which accounted for 23.7% of our accounts receivable.

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

When items of property, plant and equipment are sold or otherwise disposed of, gains or losses are reported in the consolidated statements of operations.

The Partnership capitalizes all construction-related direct labor and material costs, as well as indirect construction costs. Indirect construction costs include general engineering, insurance, taxes and the cost of funds used during construction. Capitalized interest is calculated by multiplying the Partnership’s monthly weighted average interest rate on outstanding debt by the amount of qualifying costs. After major construction projects are completed, the associated capitalized costs including interest are depreciated over the estimated useful life of the related asset. There was no capitalized interest recognized by the Partnership during the years ended December 31, 2015 and 2014, the period from January 1, 2013 to November 14, 2013 and the period from November 15, 2013 to December 31, 2013.

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

If an impairment has occurred, the amount of the impairment is determined based on the expected future net cash flows discounted using a rate management believes a market participant would assume is reflective of the risk associated with achieving the underlying cash flows. There were no long-lived asset impairments recognized during the year ended December 31, 2015. The Azure System recognized long-lived asset impairments of $0.2 million for the year ended December 31, 2014 related to an adjustment of assets held for sale to their realizable fair value. The Azure System Predecessor recognized long-lived asset impairments of $0.7 million during the period from January 1, 2013 to

November 14, 2013 related to the adjustment of the carrying value of assets held for sale to their net realizable value. There were no impairments of long-lived assets for the period November 15, 2013 to December 31, 2013.

Intangible Assets

Intangible assets consist of the Partnership's existing customer relationships, and were identified as part of the purchase price allocation to the Partnership's assets acquired by the Azure System. The customer relationship intangible assets are amortized on a straight-line basis over the expected period of benefit of the customer relationship, which we have concluded is a ten year period. The Azure System Predecessor had no such intangible assets. We evaluate intangible assets for impairment upon a significant change in the operating environment or whenever circumstances indicate that the carrying value may not be recoverable. If an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value, which is generally based on discounted future cash flows. See Note 7.

Goodwill

Goodwill represents consideration paid in excess of the fair value of the identifiable assets acquired in a business combination. We evaluate goodwill for impairment on an annual basis, and whenever events or changes indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Goodwill is tested for impairment using a two-step quantitative test. The first step compares the fair value of the reporting unit to its carrying value, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, the goodwill is not considered impaired. If the fair value of the reporting unit does not exceed the carrying amount of the reporting unit, the second step compares the implied fair value of goodwill to the carrying value of goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, the excess of the carrying value over the implied value is recognized as an impairment in the statement of operations. See Note 8.

Deferred Financing Costs

Financing costs incurred in connection with the issuance of debt are capitalized and amortized as interest expense under the effective interest method over the term of the related debt. The unamortized balance of deferred financing costs is included within other assets within the consolidated balance sheets. The Partnership incurred $3.2 million in financing costs as a result of entering into the senior secured revolving credit facility (the “Credit Agreement”) (see Note 9), and these costs were deferred and will be amortized over the maturity period of the Credit Agreement. All deferred financing costs included within the Azure System’s consolidated balance sheets, beginning November 15, 2013 up to the Transaction Date, are associated with the Azure Credit Agreement (see Note 9). There were no deferred financing costs associated with the Azure System Predecessor.

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

Revenues and Cost of Natural Gas and NGLs

The Partnership’s revenues are derived primarily from natural gas processing and fees earned from its gathering and processing operations. Revenues from all services and activities are recognized by the Partnership using the following criteria: (i) persuasive evidence of an exchange arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the buyer’s price is fixed or determinable; and (iv) collection is reasonably assured. Utilizing these criteria, revenues are recognized when the commodity is delivered or services are rendered. Similarly, cost of natural gas and NGLs is recognized when the commodity is purchased or delivered.

The Partnership’s fee-based contracts provide for a fixed fee arrangement for one or more of the following midstream services: natural gas gathering, compression, dehydration, treating, processing and hydrocarbon dew-point control and transportation services to producers, third-party pipeline companies and marketers. Under these arrangements, the Partnership is paid a fixed fee based on the volume of the natural gas the Partnership gathers and processes, and recognizes revenues for its services in the month such services are performed. Substantially all of these fee-based agreements contain minimum volume commitments (“MVCs”) and annual inflation adjustments.

Under our commercial agreements that do not require us to deliver NGLs to the customer in kind, we provide NGL transportation services to our customers whereby we purchase the NGLs from the customer at an index price, less fractionation and transportation fees, and simultaneously sell the NGLs to third parties at the same index price, less fractionation fees. The revenue generated by these activities is offset by a corresponding cost of natural gas and NGLs that is recorded when we compensated the customer for its share of the NGLs.

Producers’ wells and other third-party gathering systems are connected to the Partnership’s gathering systems for delivery of natural gas to the Partnership’s processing and treating plants, where the natural gas is processed to extract NGLs and condensate or treated in order to satisfy downstream natural gas pipeline specifications. Under percentage of liquids (“POL”) arrangements, the Partnership retains a percentage of the liquids processed, and remits a portion back to the producer. Revenues are directly correlated to the commodity’s market value. POL contracts also include fee-based revenues for gathering and other midstream services. Under both fixed fee and POL arrangements, the counterparties’ share of NGLs, if not delivered as a commodity, is recorded as cost of natural gas and NGLs.

Under our keep-whole contracts, the Partnership is required to gather or purchase raw natural gas at current market rates. The volume of gas gathered or purchased is based on the measured volume at an agreed upon location, generally at the wellhead. The volume of gas redelivered or sold at the tailgate of the Partnership’s processing facility would be lower than the volume purchased at the wellhead primarily due to NGLs extracted through processing. The Partnership would make up or “keep the producer whole” for the condensate and NGL volumes through the delivery of or payment for a thermally equivalent volume of residue gas. The cost of these natural gas volumes is recorded as a cost of natural gas, NGLs and condensate revenue. The keep-whole contracts convey an economic benefit to the Partnership when the combined value of the individual NGLs is greater in the form of liquids than as a component of the natural gas stream; however, the Partnership is adversely affected when the value of the NGLs is lower as liquids than as a component of the natural gas stream. Certain contracts also included fee-based revenues for gathering and other midstream services. Cost of revenues were derived primarily from the purchase of natural gas, NGLs and condensates. There were no material costs categorized as cost of natural gas and NGLs sold directly identified with gathering, processing and other revenue.

The Azure System Predecessor's primary revenue producing activities were the sales of natural gas and NGLs purchased from third parties, for which the Azure System Predecessor took title, and the sale of condensate liquids. Natural gas revenues were derived from transactions that were completed under contracts with limited commodity price exposure, and the Azure System Predecessor elected the normal purchases and normal sales exemption on all such transactions for accounting purposes. The Azure System Predecessor received a market price per barrel on our revenue from natural gas condensate liquids. The Azure System Predecessor recognized the natural gas and condensate revenues and the associated purchases and expenses on a gross basis within its statement of operations. The cost of natural gas purchased from third parties was reported as a component of operating costs and expenses. Secondarily, the Azure System Predecessor earned gathering services and other fee revenues from the transportation, gathering, compression and treating of natural gas. These gathering services and other fees are generally provided on a fixed fee basis per unit based on the volumes Mcf or heating content MMBtu of natural gas.

The ETG System has a natural gas gathering agreement with a customer that provides for a minimum revenue commitment (“MRC”). Under the MRC, our customer agrees to pay a minimum monetary amount over certain periods during the term of the MRC. The customer must make a deficiency payment to us at the end of the contract year if its actual revenues are less than its MRC for that year. The customer is entitled to utilize the deficiency payments to offset gathering fees in the following periods to the extent that such customer’s revenues in the following periods exceed its MRC for that period. This contract provision ranges for the entire duration of the gas gathering agreement, which is ten years. We record customer billings for obligations under the MRC, solely with respect to this natural gas gathering agreement, as deferred revenue when the customer has the right to utilize deficiency payments to offset gathering fees in subsequent periods. We recognize deferred revenue under this arrangement as revenue once all contingencies or potential performance obligations associated with the related revenues have either: (i) been satisfied through the gathering of future excess volumes of natural gas; or (ii) expired, or lapsed through the passage of time pursuant to the terms of the natural gas gathering agreement. We classify deferred revenue as noncurrent where the expiration of the customer’s right to utilize deficiency payments is greater than one year. As of December 31, 2015 and 2014, deferred revenue under the MRC agreement was $11.6 million and $5.4 million and is included within other long-term liabilities in the consolidated balance sheets. No deferred revenue amounts under these arrangements were recognized as revenue during the years ended December 31, 2015 and 2014.

Accounts Payable and Accrued Liabilities

The Partnership's accounts payable and accrued liabilities as of December 31, 2015 consist of obligations arising during the normal course of the Partnership's business operations which are expected to be settled within a period of twelve months. The Azure System’s accounts payable and accrued liabilities as of December 31, 2014 primarily represents open invoices as of period end that are specifically identifiable to the Azure System based on Azure's authorization for expenditures. Accrued liabilities are allocated to the Azure System from Azure based on historical analysis of invoices by authorization for expenditures in the period of services rendered.

Fair Value of Financial Instruments

Accounting guidance requires the disclosure of the fair value of all financial instruments that are not otherwise recorded at fair value in the financial statements. The carrying amount of long-term debt reported within the consolidated balance sheets as of December 31, 2015 and 2014 approximates fair value, because of the variable rate nature of the long-term debt. The fair value of the debt is considered a Level 2 fair value measurement. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities reported within the consolidated balance sheets approximate fair value due to the short-term nature of these items.

Transactions with Affiliates

In connection with the closing of the Transactions, we terminated our omnibus agreement, dated July 31, 2013, the (“Original Omnibus Agreement”), by and between NuDevco, the General Partner and us, together with the General Partner, the (“Partnership Parties”). NuDevco released each of the Partnership Parties, and each of the Partnership Parties released NuDevco, from any claims or liabilities arising from or under the terms of the Original Omnibus Agreement other than any obligations under the Transaction Agreement.

Also in connection with the Transactions, we entered into an omnibus agreement, the “New Omnibus Agreement” with the General Partner and Azure, pursuant to which, among other things, Azure has agreed to provide corporate, general and administrative services, the (“Services”), on behalf of the General Partner and for our benefit and we are obligated to reimburse Azure and its affiliates for costs and expenses incurred by Azure and its affiliates in providing the Services on our behalf.  The New Omnibus Agreement also provides us with a right of first offer on any proposed transfer of any assets owned by Azure or its subsidiaries.

Asset Retirement Obligations

Applicable accounting guidance requires us to evaluate whether any future asset retirement obligations exist as of December 31, 2015 and December 31, 2014, and whether the expected retirement date of the related costs of retirement can be estimated. We have concluded that our natural gas gathering system assets, which include pipelines and processing and treating facilities, have an indeterminate life because they are owned and will operate for an indeterminate future period when properly maintained. A liability for these asset retirement obligations will be recorded only if and when a future retirement obligation with a determinable life is identified. The Partnership and the Azure System have not recognized any asset retirement obligations as of December 31, 2015 and 2014 because we have no current intention of discontinuing use of any significant assets.

Environmental Expenditures

Our operations are subject to various federal, state and local laws and regulations relating to the protection of the environment. Although we believe that we are in compliance with applicable environmental regulations, the risk of costs and liabilities are inherent in pipeline ownership and operation, and there can be no assurances that we will not incur significant costs and liabilities.

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

Income Taxes

The Partnership and its consolidated subsidiaries are not taxable entities for U.S. federal income tax purposes or for the majority of states that impose an income tax. Generally, income taxes are not levied at the entity level, but rather on the individual partners of the Partnership. The Partnership is subject to the Revised Texas Franchise Tax (“Texas Margin Tax”). The Texas Margin Tax is computed on modified gross margin, and is recorded as income tax expense in the consolidated statements of operations. In June 2013, the State of Texas enacted certain changes to the Texas Margin Tax which lowered the tax rate and expanded the scope of depreciation deductions. The Partnership does not do business in any other state where a similar tax is applied. As of December 31, 2015, the Partnership had a non-current liability of $1.1 million for deferred taxes. As of December 31, 2014, the Azure System had no liability recorded for deferred taxes.

Parent Company Net Investment

Azure’s net investment in the operations of the Azure System is presented as parent company net investment within the Consolidated Balance Sheets. Parent company net investment represents the accumulated net earnings of the operations and the accumulated net contributions from Azure. Net contributions for the period January 1, 2015 to February 28, 2015 and the year ended December 31, 2014 were primarily comprised of intercompany operations and maintenance expense, cash clearing and other financing activities, and debt and general and administrative costs allocations to the Azure System. The parent company net investment was eliminated upon the contributions of the Legacy System and ETG System to the Partnership.

Net Loss Per Unit

Net loss per unit is presented for the period from March 1, 2015 to December 31, 2015 as this is the period in which the Partnership's results of operations are included within net loss. The Azure System from the period November 15, 2013 up to the Transaction Date and the Azure System Predecessor had no units and therefore net loss per unit is not presented for periods in which net loss consists only of the Azure System Predecessor.

Subsequent Events

Subsequent events have been evaluated through the date these financial statements are issued. Any material subsequent events that occurred prior to such date have been properly recognized or disclosed in the consolidated financial statements.

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

In April 2015, the FASB issued a new accounting standard that simplifies the presentation of debt issuance costs. The amended guidance requires that debt issuance costs related to a recognized debt liability be presented within the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Partnership will be required to adopt the guidance effective January 1, 2016. The standard will only affect the presentation of the Partnership's consolidated balance sheet and does not affect any of the Partnership's other financial statements.

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

3. GOING CONCERN

The precipitous decline in oil and natural gas prices during 2015 and into 2016 has had a significant adverse impact on our business, and has impacted the Partnership’s ability to comply with financial covenants and ratios in its Credit Agreement.  Based upon our current estimates and expectations for commodity prices in 2016, we do not expect to remain in compliance with all of the restrictive covenants contained in the Credit Agreement throughout 2016 unless those requirements are waived or amended. Absent a waiver or amendment, failure to meet these covenants and ratios would result in a default and, to the extent the applicable lenders so elect, an acceleration of the existing indebtedness, causing such debt of approximately $231.7 million to be immediately due and payable.  The Partnership does not currently have adequate liquidity to repay all of its outstanding debt in full if such debt were accelerated.

The Credit Agreement requires us to deliver audited, consolidated financial statements without a “going concern” or like qualification or exception. On March 29, 2016, the Partnership entered into the third amendment to the Credit Agreement (the “Third Amendment”). Pursuant to the Third Amendment to the Credit Agreement, we have received an agreement from our lenders that the default resulting from non-compliance with our financial covenants and ratios has been waived as it relates to the 2015 consolidated financial statements.

Pursuant to the Third Amendment to the Credit Agreement, certain other events of default have been waived until June 30, 2016. Notwithstanding the effects of these waivers, it is unlikely that we can comply with the leverage covenant currently contained in the Credit Agreement during the next twelve months. If we cannot obtain from our lenders a waiver of such potential breach or an amendment of the leverage covenant, our breach would constitute an event of default that could result in an acceleration of substantially all of our outstanding indebtedness. We would not have sufficient capital to satisfy these obligations.

While the Third Amendment offers a temporary solution to the defaults under the Credit Agreement, the Partnership still seeks a long-term solution to its liquidity and covenants under the Credit Agreement.

The significant risks and uncertainties described above raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty.

The Partnership is currently in discussions with various stakeholders and is pursuing or considering a number of actions including: (i) obtaining additional sources of capital from asset sales, private issuances of equity or equity-linked securities, debt for equity swaps, or any combination thereof; (ii) obtaining waivers or amendments from its lenders; and (iii) continuing to minimize its capital expenditures, reduce costs and maximize cash flows from operations. There can be no assurance that sufficient liquidity can be obtained from one or more of these actions or that these actions can be consummated within the period needed.

4.  PARTNERSHIP EQUITY AND DISTRIBUTIONS

Outstanding Units

As of December 31, 2015, our general partner interests consisted of 429,365 general partner units.  As of December 31, 2015, the Partnership had common units outstanding of 13,044,654 and subordinated units outstanding of 8,724,545. Azure owned 100% of the interest in our General Partner, representing a 1.93% general partner interest, 255,319 common units representing a 1.2% limited partner interest and 90% of our IDR Units. As of December 31, 2015, NuDevco owned: (i) 1,939,265 of our outstanding common units, representing an 8.9% limited partner interest; (ii) all of our subordinated units, representing a 40.1% limited partner interest; and (iii) 10% of our IDR Units. As of December 31, 2015, the public owned 10,850,070 of our common units, representing a 49.8% limited partner interest.

Distributable Cash and Distributions

The Partnership Agreement, which was amended and restated for the second time on February 27, 2015 for, among other things, the Transactions, requires that within 45 days after the end of each quarter, we distribute all of our available cash to unitholders of record on the applicable record date, as determined by our General Partner. We intend to make at least the minimum quarterly distribution of $0.35 per unit, or $1.40 per unit on an annual basis, to holders of our common and subordinated units, to the extent we have sufficient cash from our operations after the establishment of cash reserves and the payment of costs and expenses, including reimbursement of expenses to our General Partner and its affiliates.

On February 1, 2016, the Partnership announced a temporary suspension of the distributions for the quarterly period ended December 31, 2015. Should the distributions be reinstated, the common unitholders will be entitled to receive the minimum quarterly distribution of $0.35 per unit in arrears for each quarter as to which the distributions were suspended.  Payment of any such amount in arrears will be subject to board of directors approval and compliance with the terms of our Partnership Agreement and the agreements governing our indebtedness. Our ability to pay distributions also is reliant on our ability to comply with restrictions contained in the agreements governing our debt. However, there is no guarantee that we will pay the minimum quarterly distribution on our units in any quarter.

The Partnership declared the following cash distributions to its unitholders of record for the periods presented:

	Total Quarterly
	Distribution per	Total Cash	Date of
Quarter ended:	Unit	Distribution (1)	Distribution
December 31, 2015 (2)	$—	—
September 30, 2015	$0.370	$8,213	November 13, 2015
June 30, 2015	$0.370	$8,187	August 14, 2015
March 31, 2015	$0.370	$6,763	May 15, 2015
December 31, 2014	$0.365	$6,593	February 11, 2015
September 30, 2014	$0.365	$6,593	November 4, 2014
June 30, 2014	$0.360	$6,469	August 5, 2014
March 31, 2014	$0.355	$6,375	May 6, 2014

(1)

Total distribution amount includes the distributions paid to our General Partner and does not include the payment associated with the distribution equivalent rights that accrue on all unvested phantom units that have been issued under our long-term incentive plan.

(2)	On February 1, 2016, the Partnership announced a temporary suspension of the distribution for the quarterly period ended December 31, 2015.

General Partner Interest

As of December 31, 2015, Azure owned 100% of our general partner interest. If we issue additional units, our General Partner has the right, but not the obligation, to contribute a proportionate amount of capital to us in order to maintain its general partner interest. The general partner interest, and the percentage of our cash distributions to which our General Partner is entitled from such interest, will be proportionately reduced if we issue additional units in the future (other than the issuance of common units upon conversion of outstanding subordinated units or the issuance of common units upon a reset of the incentive distribution rights) and our General Partner does not contribute a proportionate amount of capital to the Partnership in order to maintain its general partner interest. As of December 31, 2015, the general partner interest was the equivalent of 1.93%. This is a result of our General Partner electing not to make a contribution in connection with the previous issuances of common units related to the vesting of awards under the Marlin Midstream Partners, LP 2013 Long-Term Incentive Plan (“LTIP”) (See Note 12), and due to the issuance of 255,319 common units to Azure in connection with the contribution of Azure ETG.

Incentive Distribution Rights

As of December 31, 2015, Azure owned 90 of our IDR Units and NuDevco owned 10 of our IDR Units. The IDR Units entitle the holder to receive an increasing percentage, 13%,  23% and 48%, of quarterly distributions of available cash from operating surplus after the minimum quarterly distribution and certain target distribution levels have been achieved. The target distribution levels are defined within the Partnership Agreement as: (i) the First Target Distribution of $0.4025 per unit per quarter; (ii) the Second Target Distribution of $0.4375 per unit per quarter; and (iii) the Third Target Distribution of $0.5250 per unit per quarter. The maximum distribution of 48% does not include any distributions that our General Partner, Azure or NuDevco may receive on common, subordinated or general partner units that they own.

Common Units

Our common units represent limited partner interests in us. The holders of our common units are entitled to participate in distributions and are entitled to exercise the rights and privileges available to limited partners under our Partnership Agreement. Our Partnership Agreement provides that, during the Subordination Period, as defined in the Partnership Agreement, the common units have the right to receive distributions of available cash from operating surplus each quarter in an amount that is at least equal to $0.35 per common unit before any distributions of available cash from operating surplus may be made on the subordinated units.

As previously disclosed, the Partnership temporarily suspended distributions for the fourth quarter of 2015.  Should the distributions be reinstated, the common unitholders will be entitled to receive the minimum quarterly distribution of $0.35 per unit in arrears for each quarter as to which the distributions were suspended. Payment of any such amount in arrears will be subject to board of directors approval and compliance with the terms of our Partnership Agreement and the agreements governing our indebtedness.

Subordinated Units

Our subordinated units represent limited partner interests in us and convert to common units at the end of the Subordination Period, as defined within the Partnership Agreement. The principal difference between our common units and our subordinated units is that in any quarter during the Subordination Period, holders of the subordinated units are not entitled to receive any distribution of available cash until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. Subordinated units do not accrue arrearages.

5. NET LOSS PER UNIT

The Partnership's consolidated statements of operations were recast to reflect the Azure System for periods prior to March 1, 2015 from November 15, 2013 in accordance with applicable accounting and financial reporting guidance. The Azure System had no units outstanding prior to the Transaction Date. Therefore, net loss per unit is presented for the period March 1, 2015 to December 31, 2015, which is the period the Partnership's results of operations are included within these consolidated financial statements and the period in which the Partnership's units were reflected as outstanding within these consolidated financial statements.

The Partnership’s net loss for the period March 1, 2015 to December 31, 2015 is allocated to the General Partner and our limited partners in accordance with their respective ownership percentages and, when applicable, giving effect to the IDR Units. The ETG System's net losses of $3.9 million have been allocated to the General Partner for the period March 1, 2015 to June 31, 2015 as this period preceded the contribution date of August 6, 2015. Basic and diluted net loss per unit is calculated by dividing the partner’s interest in net loss by the weighted average number of units outstanding during the period. There were no units or awards issued or outstanding during the period March 1, 2015 to December 31, 2015 that would be considered dilutive to the net loss per unit calculation, and, therefore, basic and diluted net loss per unit are the same for the period presented.

The following table illustrates the Partnership’s calculation of net loss per unit for common and subordinated partner units for the periods presented:

March 1, 2015 to
In thousands, except per unit data	December 31, 2015
Net loss	$(222,425)
Less: Net loss attributable to Azure System for the period January 1, 2015 to February 28, 2015	(3,543)
Less: Net loss attributable to the General Partner for the ETG System for the period March 1, 2015 to June 30, 2015	(3,939)
Net loss attributable to the Partnership	(214,943)
Less: Net loss attributable to the General Partner	(4,148)
Less: Net loss attributable to unvested phantom units	(3,572)
Net loss attributable to limited partners	$(207,223)

Net loss per limited partner common and subordinated unit - basic and diluted	$(10.21)

Weighted average limited partner units outstanding - basic and diluted:
Common units	11,577,680
Subordinated units	8,724,545
Total	20,302,225

6. ACQUISITIONS

Effective as of the Transaction Date, Azure contributed the Azure System Predecessor to the Partnership in exchange for aggregate consideration of $162.5 million, which was paid to Azure in the form of: (i) $99.5 million in cash; and (ii) the issuance of 90 of our IDR Units. The cash portion of the contribution was funded through borrowings under the Partnership's senior secured revolving credit facility (see Note 9).

The Azure System Predecessor has been deemed to be the accounting acquirer of the Partnership in the business combination because its parent company, Azure, obtained control of the Partnership through the indirect control of the General Partner. Consequently, the Azure System Predecessor's assets and liabilities retained their historical carrying values. The Partnership's assets acquired and liabilities assumed by the Azure System Predecessor have been recorded at their fair values measured as of the Transaction Date. The excess of the assumed purchase price over the estimated fair values of the Partnership's net assets acquired were recorded as goodwill. The assumed purchase price and fair value of the Partnership has been determined by using a combination of an income, market and cost valuation methodology and considered the evaluation of comparable company transactions, the Partnership's discounted future cash flows, the fair value of the Partnership's common units as of the Transaction Date and the consideration paid by Azure for the general partner interest and IDR Units. The purchase price allocation has been prepared based on a valuation report prepared with the assistance of the Partnership’s fair value specialists and represents management’s best estimate of the enterprise and fair values of the Partnership.

The property, plant and equipment of the Azure System Predecessor has been reflected at its historical net carrying value, which is greater than the consideration paid for the business. The excess of the historical carrying value over the consideration paid was $51.7 million and is reflected as an increase to Partners' Capital in the consolidated statement of partners' capital and parent company net investment. Additionally, the Partnership did not assume certain liabilities of the Azure System Predecessor as part of the Contribution, and, as a result, the amount of such liabilities not assumed is considered a deemed contribution within the statement of partners' capital.

The Partnership incurred $2.6 million in transaction related expenses prior to the Transaction Date as a result of the Transactions. These transaction related expenses were recognized by the Partnership when incurred in the periods prior to the Transaction Date, and therefore are not included within the results of operations presented within the consolidated financial statements for the year ended December 31, 2015.

For the period from March 1, 2015 to December 31, 2015, we recognized $42.5 million in revenues and $14.8 million in operating income attributable to the Partnership's historical midstream assets.

The following tables summarize the assumed purchase price, fair value and the allocation to the assets acquired and liabilities assumed as of February 28, 2015 (in thousands):

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

Goodwill recognized from the business combination primarily related to the value attributed to additional growth opportunities, synergies and operating leverage within the Partnership's areas of operation. Goodwill was allocated to our gathering and processing segment and our logistics segment. Goodwill was fully impaired in September 2015 (see Note 8). The assumed purchase price and fair values have been prepared with the assistance of our external fair value specialists, and represent management's best estimate of the enterprise value and fair values of the Partnership as of this date.

Amendment to Transloading Services Agreements

Upon the closing of the Transactions, we entered into amendments to our: (i) Wildcat transloading services agreement associated with our transloading facility located in Carbon County, Utah; (ii) Big Horn transloading services agreement associated with our transloading facility located in Big Horn County, Wyoming; (iii) East New Mexico transloading services agreement associated with our transloading facilty located in Sandoval County, New Mexico; and (vi) our Ladder transloading services agreement, all of which are transloading services agreements with AES. The amendments extend the MVCs associated with these services agreements until February 27, 2020, or an additional five years from the date of the amendment.

Transition Services Agreement

In connection with the closing of the Transactions, we entered into an agreement with NuDevco and its affiliates pursuant to which NuDevco has and will provide certain services to us with respect to the business and operations of the Partnership's existing midstream assets, including information technology, accounting, asset integrity, compliance management, and procurement services, for a period of two months following the closing of the Transactions. Expenses associated with the transition services agreement were $0.8 million for the period March 1, 2015 to December 31, 2015.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information for the years ended December 31, 2015 and 2014, gives effect to the Transactions as if they had occurred on January 1, 2013. The unaudited pro forma financial information has been included for comparative purposes only and is not necessary indicative of the results that might have occurred had the Transactions taken place on the dates indicated and is not intended to be a projection of future events. The pro forma adjustments for the periods presented consist of: (i) adjustments to combine the Azure System, Azure System  Predecessor and the Partnership's historical results of operations for the periods; (ii) adjustments to interest expense to remove the previously recognized interest expense and include the interest expense associated with our Credit Agreement (see Note 9); and (iii) adjustments to depreciation and amortization expense attributable to adjustments recorded as a result of the purchase price allocation to the Partnership's assets and liabilities.

The following table presents the unaudited pro forma revenues, net income (loss) and basic and diluted net income (loss) per unit information for each period:

	Year Ended December 31,
In thousands, except per-unit amounts	2015	2014
Pro forma operating revenues	$90,453	$149,949
Pro forma net income (loss)	$(228,401)	$18,082
Pro forma net income (loss) attributable to limited partners	$(220,273)	$17,438
Pro forma net income (loss) per limited partner common and subordinated units - basic and diluted	$(10.85)	$0.86

The pro forma net loss for the year ended December 31, 2015 includes expenses that were a direct result of the Transactions, including $4.2 million in compensation expense associated with the vesting of phantom unit awards issued under our LTIP (see Note 13), $3.9 million in employee severance related expenses attributable to those employees who were not retained by the Partnership subsequent to the Transactions and $2.6 million in transaction expenses, including advisory, audit and legal fees. These expenses were recognized by the Partnership as they were incurred during the period from January 1, 2015 to February 27, 2015 and, as a result, the consolidated financial statements presented in accordance with GAAP for the year ended December 31, 2015 do not reflect such expenses incurred as a direct result of the Transactions. In addition, the pro forma net loss for the year ended December 31, 2015 includes the full impairment of goodwill of $215.8 million (see Note 8).

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

The assets acquired and liabilities assumed of the ETG System have been reflected at their historical net carrying value, which is less than the consideration paid for the business. The excess of the consideration paid over the historical carrying value was $6.8 million and is reflected as a decrease to Partners' Capital in the consolidated statement of partners' capital. Additionally, the Partnership did not assume certain liabilities of the ETG System as part of the Contribution Agreement and, as a result, the amount of such liabilities not assumed is considered a deemed contribution within the consolidated statement of partners' capital.

The Partnership incurred $0.7 million in transaction related expenses associated with the contribution of the ETG System for the year ended December 31, 2015.

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

7. PROPERTY, PLANT AND EQUIPMENT AND INTANGIBLE ASSETS

Property, plant and equipment, net

Property, plant and equipment, net is comprised of the following as of each period presented:

	Estimated
	Useful	December 31,	December 31,
In thousands	Lives (Years)	2015	2014
Gathering pipelines and related equipment	45	$319,058	$28,358
Gas processing and compression facilities	20	173,679	278,547
Buildings	30	2,175	2,058
Other depreciable assets	5 - 15	5,589	2,405
Land and rights of way		9,027	827
Construction in progress		277	895
Total property, plant and equipment		509,805	313,090
Accumulated depreciation		(24,650)	(8,915)
Total property, plant and equipment, net		$485,155	$304,175

Depreciation expense was $15.5 million for the year ended December 31, 2015 and $8.0 million for year ended December 31, 2014. Depreciation expense was $1.0 million for the period November 15 to December 31, 2013 and $10.0 million for the period January 1, 2013 to November 14, 2013.

Intangible assets, net

Intangible assets consist of the Partnership's existing customer contracts and relationships, and were identified as part of the purchase price allocation to the Partnership's assets acquired by the Azure System. The customer contracts and relationship intangible assets are amortized on a straight-line basis over the expected period of benefit of the customer contracts and relationship, which we have concluded is a ten year period. The amortization expense associated with the customer contracts and relationship intangible asset, which is included within depreciation and amortization expense within the statement of operations was $5.4 million for the year ended December 31, 2015. Amortization expense is expected to be $6.5 million annually over the ten year period. The Azure System had no intangible assets for the year ended December 31, 2014.

8.  GOODWILL

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

Based upon the results of this analysis, the Partnership has determined that the carrying amount of goodwill attributable to both reportable segments was impaired because the decline in operations due to the significant declines in natural gas and NGL prices during the past year.  The Partnership determined the estimated fair value of each reporting unit primarily by calculating the present value of its estimated future cash flows.  The Partnership determined the implied fair value of goodwill associated with each reporting unit by subtracting the estimated fair value of the tangible assets and intangible assets associated with each reporting unit from the estimated carrying value of the unit.  The Partnership recognized an impairment loss of $215.8 million during the third quarter of 2015.

9. LONG-TERM DEBT

Long-term debt consists of the following:

In thousands	December 31, 2015	December 31, 2014
Long-term debt associated with the Partnership's Credit Agreement	$231,735	$—
Long-term debt allocated to the Azure System Predecessor	—	191,975
Total debt	231,735	191,975
Less: Current portion of long-term debt allocated to the Azure System Predecessor	—	10,104
Total long-term debt	$231,735	$181,871

Credit Agreement

On February 27, 2015, we entered into the Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and SG Americas Securities, LLC, collectively, (the “Lenders”). On October 26, 2015, the Partnership entered into the second amendment to the Credit Agreement, the (“Second Amendment”).

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

Borrowings under the Credit Agreement bear interest at: (i) the LIBOR Rate, as defined in the Credit Agreement, plus an applicable margin of 2.75% to 3.75%; or (ii) the Base Rate, as defined in the Credit Agreement plus an applicable margin of 1.75% to 2.75%, in each case, based on the Consolidated Total Leverage Ratio,as defined in the Credit Agreement.

All of the Partnership's domestic restricted subsidiaries guarantee our obligations under the Credit Agreement, and all such obligations are secured by a security interest in substantially all of our assets, in each case, subject to certain customary exceptions. The Credit Agreement contains affirmative and negative covenants customary for credit facilities of its size and nature that, among other things, limit or restrict our ability and the ability of our subsidiaries to: (i) incur additional debt; (ii) grant certain liens; (iii) make certain investments; (iv) engage in certain mergers or consolidations; (v) dispose of certain assets; (vi) enter into certain types of transactions with affiliates; and (vii) make distributions, with certain exceptions, including the distribution of Available Cash, as defined in the Partnership Agreement, if no default or event of default exists.

As of December 31, 2015, we had outstanding borrowings under the Credit Agreement of $231.7 million. For the period March 1, 2015 to December 31, 2015 interest expense associated with the Credit Agreement was $6.2 million. We incurred $3.2 million in financing costs in connection with the Credit Agreement, and these financing costs were deferred and classified within other long-term assets and will be amortized to interest expense and related charges over the maturity period of the Credit Agreement.

Amendments to the Credit Agreement

As a result of the decline in commodity prices and associated decline in upstream oil and gas drilling activity, we experienced a decline in the growth in volume of natural gas we gather and process for our customers. These collective events affected our operating results adversely and resulted in the need to amend our Credit Agreement.

In October 2015, the Partnership entered into the Second Amendment, and the first amendment to the security agreement. Among other things, the Partnership agreed to reduce the borrowing capacity under the Credit Agreement to $238.0 million in exchange for more favorable financial condition covenants, including amending our maximum permitted consolidated leverage ratio.

Our maximum permitted consolidated leverage ratio as a result of the Second Amendment is 6.00 times debt to consolidated adjusted EBITDA for the quarterly period ended December 31, 2015, 5.00 times for the quarterly period ended March 31, 2016 and 5.00 for the last day of any fiscal quarter ending after March 31, 2016 during a Specified Acquisition Period as defined in the Second Amendment, or 4.50 for the last day of any fiscal quarter outside of a Specified Acquisition Period.

Under the terms of the Second Amendment, we are prohibited from declaring or paying any distribution to unitholders if a default or event of default exists. In addition, under the Second Amendment, future distributions are contingent upon the maintenance of certain leverage ratios, as detailed in the Second Amendment. There is a reasonable possibility that the Partnership will be unable to comply with the financial covenants over the next four quarters. As part of its balance sheet management, the Partnership is evaluating several alternatives to bolster its capital and liquidity position, including but not limited to asset sales and issuances of equity. The ability to comply with the financial covenants and to pay distributions will depend upon the Partnership’s ability to reduce debt, increase its liquidity, or increase its Adjusted EBITDA due to a rebound in commodity prices and a related increase in drilling activity by the producers supplying its volumes.

We incurred $0.7 million in fees associated with the Second Amendment.

In March 2016, the Partnership entered into the Third Amendment.  The amendment waived the affirmative covenant that stated if the Partnership’s annual financial statements, prepared in accordance with generally accepted accounting standards, contained any going concern qualification an event of default would result, for the year ended December 31, 2015.  Additionally, the Third Amendment waived certain other events of default until June 30, 2016.

Under the terms of the Third Amendment, we are still prohibited from declaring or paying any distributions to unitholders if a default or event of default exists.

Azure Credit Agreements

On November 15, 2013, Azure closed on a $550.0 million Senior Secured Term Loan B (the "TLB") maturing November 15, 2018, and a $50.0 million Senior Secured Revolving Credit Facility, the ("Revolver") and collectively with the TLB, the ("Azure Credit Agreement"), with a maturity of November 15, 2017. Borrowings under the Azure Credit Agreement were unconditionally guaranteed, jointly and severally, by all of the Azure subsidiaries and are collateralized by first priority liens on substantially all of existing and subsequently acquired assets and equity. The Azure Credit Agreement weighted average interest rate for the period from January 1, 2015 to February 28, 2015 and the year ended December 31, 2014 was 6.50%.

Azure System Long-term Debt and Related Expense Allocations

The Azure Credit Agreement served as the sole borrowing agreement applicable for the Azure System from the period November 15, 2013 up to the Transaction Date. In addition, substantially all of Azure’s subsidiaries, including the Azure System, served as guarantors and pledger's with respect to the Azure Credit Agreement. The Azure System’s long-term debt and related expense balances for the period from January 1, 2015 to February 28, 2015 and as of December 31, 2014 represent an allocation of its proportionate share of the Azure consolidated long-term debt presented in accordance with applicable accounting guidance. The allocation of long-term debt and related expense is based on the Azure System’s proportional carrying value of assets as a percentage of total assets financed by the Azure Credit Agreement.

In connection with entering into the Azure Credit Agreement, Azure incurred financing costs, which were deferred and amortized over the maturity period of the Azure Credit Agreement. These deferred financing costs have also been allocated to the Azure System’s balance sheet, included within other non-current assets, as of December 31, 2014. The Azure System's interest expense allocation has also been calculated using a similar allocation methodology as long-term debt.

The weighted average long-term debt allocated to the Azure System for the period January 1, 2015 to February 28, 2015 and the year ended December 31, 2014 was $192.0 million. The weighted average long-term debt allocated to the Partnership for the Azure ETG System was $54.4 million for the period March 1, 2015 to June 30, 2015. The interest expense allocated to the Azure System for the period January 1, 2015 to February 28, 2015 and the year ended December 31, 2014 was $2.3 million and $15.1 million of which $0.3 million and $1.9 million was associated with the allocation of deferred financing cost amortization expense. The interest expense allocated to the Partnership for the Azure ETG System was $1.4 million for the period March 1, 2015 to June 30, 2015, of which $0.2 million was associated with the allocation of deferred financing cost amortization expense.

The allocation of long-term debt and related expenses to the Azure System were in accordance with applicable accounting guidance, and the long-term debt and related expenses were not assumed by the Partnership as part of the Contribution. As a result, the allocation of long-term debt and related expenses is only applicable for the Azure System historical periods presented.

10.  SEGMENT INFORMATION

The Partnership has two operating segments gathering and processing and logistics. Our CODM is the Chief Executive Officer of our General Partner, and our CODM monitors these two operating segments separately to evaluate the overall operational and financial performance of our business. These segments have been identified based on the differing products and services, regulatory environment, and expertise required for their respective operations.

The financial information for our operating segments has been presented as of December 31, 2015 and for the year ended December 31, 2015. The Azure System for the period November 15, 2013 up to the Transaction Date and the Azure System Predecessor had one operating segment, and therefore operating segment financial information has not been presented as of December 31, 2014 and for the years ended December 31, 2014 and 2013.

The following table presents financial information by segment for the year ended December 31, 2015:

	Gathering &		Corporate and	Azure Midstream
In thousands	Processing	Logistics	Consolidation	Partners, LP
Total operating revenues	$66,625	$13,967	$—	$80,592
Cost of natural gas and NGL's	18,408	—	—	18,408
Gross margin	48,217	13,967	—	62,184
Operation and maintenance	18,347	2,429	—	20,776
General and administrative	—	—	14,183	14,183
Depreciation and amortization expense	15,397	5,518	42	20,957
Impairments	122,982	92,776	—	215,758
Operating loss	(108,509)	(86,756)	(14,225)	(209,490)
Interest expense	—	—	11,333	11,333
Other (income) expense	937	—	(21)	916
Net loss before income tax expense	(109,446)	(86,756)	(25,537)	(221,739)
Income tax expense	6	—	680	686
Net loss	$(109,452)	$(86,756)	$(26,217)	$(222,425)

The following table presents financial information by segment as of December 31, 2015:

	Gathering &		Corporate and	Azure Midstream
In thousands	Processing	Logistics	Consolidation	Partners, LP
Assets:
Current assets	$6,489	$1,565	$10,831	$18,885
Property, plant and equipment, net	483,763	993	$399	485,155
Intangible assets, net	—	59,583	—	59,583
Other assets	—	—	3,602	3,602
Total Assets	$490,252	$62,141	$14,832	$567,225
Liabilities and Partners’ Capital
Total current liabilities	$3,691	$54	$2,569	$6,314
Total long-term liabilities	11,625	—	232,839	244,464
Total Liabilities	15,316	54	235,408	250,778
Partners’ Capital	474,936	62,087	(220,576)	316,447
Total Liabilities and Partners’ Capital	$490,252	$62,141	$14,832	$567,225

11. COMMITMENTS AND CONTINGENCIES

The Partnership had a fee-based commercial agreement with AES (See Note 12), for reserve capacity at a third-party fractionator, which expired April 30, 2015. Under the former fee-based commercial agreement, if the Partnership failed to deliver 95% of the reserve capacity, the Partnership was obligated to pay a fixed fee for the shortfall of NGL production up to 95% of the reserve capacity. The maximum total fee was capped on an annual basis at $2.2 million. In addition, the Partnership was reimbursed for a majority of any deficiency payments accrued under the former fee-based commercial agreement. The Partnership recorded $0.4 million of expense for the period from March 1, 2015 to December 31, 2015 of accrued deficiency payments under delivered volumes. The Partnership also received reimbursements for deficiency payments from AES of $0.2 million for the period March 1, 2015 to December 31, 2015.

Pursuant to the Contribution Agreement, the Partnership entered into a Gas Gathering Agreement with TGG agreeing to provide services to TGG on a priority basis for quantities of gas designated by TGG.  Azure has guaranteed TGG’s obligations under the Gas Gathering Agreement.  For the year ended December 31, 2015, TGG paid the Partnership $0.4 million.

From time to time, the Partnership may be involved in legal, tax, regulatory and other proceedings in the ordinary course of business. Management does not believe that the Partnership is a party to any litigation that will have a material impact on its financial condition or results of operations.

The Partnership and its subsidiaries are guarantors of the Credit Agreement as of December 31, 2015 (See Note 9).

The Partnership and the Azure System Predecessor lease compression and treating equipment and these leases are accounted for as operating leases. Total rent expense for operating leases, including those with terms of less than one year, was $2.3 million for the year ended December 31, 2015. Total rent expense for operating leases, including those with terms of less than one year, was $3.2 million for the year ended December 31, 2014.

The following table summarizes our future minimum lease commitments:

In thousands	2016	2017	2018	2019	2020	Thereafter	Total
Operating lease agreements (1)	$626	$399	$290	$274	$274	$1,032	$2,895

(1)

The contractual obligations associated with operating lease agreements relate to various midstream property and equipment operating leases that are used in our gathering, processing and transloading operations and have terms of greater than one year.

12. TRANSACTIONS WITH AFFILIATES

From time to time, we enter into transactions with affiliated entities that are deemed affiliated entities because of common ownership. These affiliated entities include: (i) Azure and its owners, affiliates and subsidiaries, including our General Partner; and (ii) NuDevco and its affiliates and subsidiaries, including AES.

Revenues and cost of natural gas and NGLs

The Partnership gathering and processing segment sells natural gas to its affiliates throughout the course of business.  These sales accounted for $1.8 million for the year ended December 31, 2015 and $4.0 million for the year ended December 31, 2014.

The Partnership’s results of operations also included the related cost of natural gas, NGLs and condensate in the amount of $4.2 million for the period March 1, 2015 to December 31, 2015.  All of these costs were attributable to AES.

The Partnership’s gathering and processing segment provides gathering, transportation, and processing services to its affiliates.  Specifically, the Partnership had a fee-based commercial agreement with AES, requiring a minimum monthly volume commitment of 80 MMcf/d.  This agreement, which was terminated in the first quarter of 2016, contributed to gathering, processing, transloading, and other fee revenue of $14.6 million for the period March 1, 2015 to December 31, 2015. See Note 16 “Subsequent Events” for more information on the AES contract terminations. The Partnership’s gathering and processing segment provided gathering, transportation, and processing services to its other affiliates in the amount of $0.3 million for the year ended December 31, 2015 and $1.0 million for the year ended December 31, 2014.

Also included in gathering, processing, transloading and other fee revenue are results of the Partnership’s logistics segment, which provided transloading services to AES at three crude oil transloading facilities: (i) our Wildcat facility located in Carbon County, Utah; (ii) our Big Horn facility located in Big Horn County, Wyoming; and (iii) our East New Mexico facility located in Sandoval County, New Mexico. These services accounted for $13.9 million in revenue for the period March 1, 2015 to December 31, 2015. These contracts were terminated in the first quarter of 2016. See Note 16 “Subsequent Events” for more information on the AES contract terminations.

Accounts receivable from and accounts payable to affiliates

The Partnership had receivables due from these affiliates in the amount of $5.1 million and $0.1 million at December 31, 2015 and December 31, 2014. Receivables due from affiliates primarily related to the Partnership and the Azure System Predecessor's fee-based gathering and processing agreements, and the Partnership's fee-based transloading services agreement with AES. Payables to affiliates were $0.1 million at December 31, 2015 and December 31, 2014.  Payables to affiliates primarily related to settlements under the Partnership's gathering and processing agreements and reimbursement to an affiliate of NuDevco for certain general and administrative and operating costs under the Existing Omnibus Agreement with NuDevco.

Cost Allocations and Termination of Existing Omnibus Agreement and Entering into New Omnibus Agreement

In connection with the Transactions, the Partnership terminated its Original Omnibus Agreement, dated July 31, 2013, by and between NuDevco and its affiliates, the General Partner and the Partnership, together with the General Partner, the (“Partnership Parties”). NuDevco and its affiliates released each of the Partnership Parties, and each of the Partnership Parties released NuDevco and its affiliates, from any claims or liabilities arising from or under the terms of the Original Omnibus Agreement other than any obligations under the Transaction Agreement.

Also in connection with the Transactions, the Partnership entered into the New Omnibus Agreement with the General Partner and Azure, pursuant to which, among other things:

•	Azure will provide Services on behalf of the General Partner for the benefit of the Partnership and its subsidiaries;

•	The Partnership is obligated to reimburse Azure and its affiliates for costs and expenses incurred by Azure and its affiliates in providing the Services on behalf of the Partnership;

•	The General Partner or Azure may at any time temporarily or permanently exclude any particular Service from the scope of the New Omnibus Agreement upon 90 days’ notice;

•

The Partnership or Azure may terminate the New Omnibus Agreement in the event that Azure ceases to control the General Partner.  Azure may also terminate the New Omnibus Agreement if the General Partner is removed without cause and the units held by the General Partner were not voted in favor of the removal; and

•	The Partnership will have a right of first offer on any proposed transfer of any assets owned by Azure or its subsidiaries.

Expenses under the New Omnibus Agreement, which are included within general and administrative expenses within the consolidated statements of operations, were $3.8 million for the period March 1, 2015 to December 31, 2015. These expenses are reimbursed by the Partnership to Azure and its affiliates. In addition, Azure and its affiliates plan to allocate certain overhead costs associated with general and administrative services, including facilities, information services, human resources and other support departments to the Partnership. Where costs incurred on the Partnership’s behalf could not be determined by specific identification, the costs were primarily allocated to the Partnership based on percentage of departmental usage, wages or headcount. The Partnership believes these allocations are a reasonable reflection of the utilization of services provided. However, the allocations may not fully reflect the expenses that would have been incurred had the Partnership been a stand-alone company during the periods presented.

Substantially all of the Partnership’s s senior management are employed by Azure, and certain functions critical to the Azure System operations are centralized and managed by Azure. As a result, Azure's consolidated general and administrative expenses have been allocated to the Azure System for the period from November 15, 2013 up to the Transaction Date.   The allocated general and administrative expenses from Azure were $1.7 million for the period January 1, 2015 to March 1, 2015 and $5.8 million for the year ended December 31, 2014. The allocated general and administrative expenses from the Azure ETG System were $0.6 million for the period March 1, 2015 to June 30, 2015. This allocation represents Azure’s best estimate of the general and administrative expenses incurred on behalf of the Azure System and was determined after consideration of multiple operating metrics, including dedicated operating personnel, pipeline mileage and system throughput as a percentage of each total consolidated Azure’s operating metric. Management believes these allocations reasonably reflect the utilization of services provided and benefits received. The allocated costs are included within general and administrative expense in the statements of operations. See Note 9 for further discussion of the long-term debt and interest expense allocated to the Azure System.

During 2015, Azure, due to the timing of funding, received transfers from the Partnership for primarily payroll related expenses. As of December 31, 2015, the Partnership was owed $2.2 million from Azure. These amounts were repaid by Azure to the Partnership in-full during the first quarter of 2016.

13.  EQUITY BASED COMPENSATION

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

All of the phantom unit awards granted were considered non-employee equity based awards, issued to individuals who were not deemed to be employees of the Partnership. The applicable accounting guidance required that the phantom unit awards be remeasured at fair market value at each reporting period and amortized to compensation expense on a straight-line basis over the vesting period of the phantom units with a corresponding increase in a liability as management intended to settle the awards by allowing the recipient to choose between issuing the net amount of common units due, less common units equivalent to pay withholding taxes, due upon vesting with the Partnership paying the amount of withholding taxes due in cash or issuing the gross amounts of common units due with the recipient paying the withholding taxes. DER were accrued for each phantom unit award as the Partnership declares cash distributions and was recorded as a decrease in partners’ capital with a corresponding liability in accordance with the vesting period of the underlying phantom unit, which will be settled in cash when the underlying phantom units vest. The phantom units awarded to employees of NuDevco and its affiliates had vesting terms of five equal annual installments.

The acquisition of our General Partner by Azure resulted in a Change in Control Event, as defined in the LTIP, for the holders of our phantom units, and, as a result, all of the outstanding phantom units immediately vested as of the date of the Change in Control Event. As a result of the vesting of the phantom units, the Partnership immediately recognized compensation expense of $4.2 million and issued 196,108 common units. The Partnership was also required to make a cash payment of $1.9 million associated with the withholding taxes on these units and a cash payment of $0.2 million related to the distribution equivalent rights associated with these phantom units. The compensation expense has not been reflected within the Partnership's consolidated financial statements for the period from March 1, 2015 to December 31, 2015, but rather have been considered an expense incurred immediately prior to the Transactions and therefore is reflected within the Partnership's operating results prior to the business combination. The liability associated with the withholding tax and distribution equivalent rights payments were included within the liabilities assumed by the Azure System Predecessor as part of the business combination.

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

The following table summarizes information regarding awards of phantom units granted under the LTIP as of December 31, 2015:

		Weighted Average
		Grant-Date
	Number of Units	Fair Value
Total unvested phantom units at February 27, 2015	—	$—
Granted	379,544	$13.06
Vested	(4,255)	$13.06
Forfeited	(7,798)	$13.06
Total unvested phantom units at December 31, 2015	367,491	$13.06

For the year ended December 31, 2015, the unrecognized unit-based compensation expense related to the LTIP was $3.9 million.  Incremental unit-based compensation will be recorded in operating expense and general and administrative expense accordingly over the weighted average period of 2.5 years.

14. INCOME TAX

The Partnership and the Azure System Predecessor are not taxable entities for U.S. federal income tax purposes or for the majority of states that impose an income tax. Therefore, income taxes are not levied at the entity level, but rather on the individual partners of the Partnership and the Azure System Predecessor. Accordingly, the accompanying consolidated financial statements do not include a provision for federal and state income taxes.

The Partnership and the Azure System Predecessor are subject to the Texas Margin Tax, which qualifies as an income tax under GAAP, and requires us to recognize the effect of this tax on the temporary differences between the financial statement assets and liabilities and their tax basis. Our current tax liability will be assessed based upon the gross revenue apportioned to Texas.

The Partnership had a non-current deferred tax liability of $1.1 million as of December 31, 2015 that relates primarily to differences between the book basis of property, plant and equipment and their tax basis, as well as the timing of recognition of deferred revenue.  The associated deferred income tax expense recorded for the year ended December 31, 2015, associated with the book to tax differences, was $0.7 million. There was no current income tax expense for the year ended December 31, 2015.

For the periods prior to the Transactions, the Partnership and the Azure System Predecessor did not have a liability recorded for deferred taxes due to the election of a different calculation method for Texas Margin Tax. As such, current income tax expense of $0.2 million, $26,000 and $0.1 million was recorded for allocated Texas Margin Tax for the years ended December 31, 2014, the period from November 15, 2013 to December 31, 2013 and the period from January 1, 2013 to November 14, 2013.

The Partnership did not have any uncertain tax positions as of December 31, 2015.

15. SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes certain supplemental cash flow information for each period:

				Azure System
				Predecessor
			Period from	Period from
			November 15,	January 1,
			2013 to	2013 to
	Year Ended December 31,		December 31,	November 14,
In thousands	2015	2014	2013	2013
Supplemental disclosures:
Cash paid for interest	$7,038	$13,259	$1,132	$2,812
Cash paid for income taxes	$225	$131	$—	$150

Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$—	$748	$1,655	$1,819
Members' equity issued by Azure for property and equipment in the contribution of ETG	$—	$—	$(90,000)	$—
Parent company net contribution associated with the Transactions	$5,032	$—	$—	$—
Consideration paid in excess of purchase price for Azure ETG	$6,809	$—	$—	$—
Deemed contribution associated with the Transactions	$176,700	$—	$—	$—

16. SUBSEQUENT EVENTS

On February 1, 2016, the Partnership announced a suspension of the distribution to unit holders for the quarterly period ended December 31, 2015.

On February 19, 2016, the Partnership announced the resignation of W. Keith Maxwell III from the board of directors of Azure Midstream Partners GP, LLC.

On March 29, 2016, the Partnership entered into the Third Amendment to the Credit Agreement.  The Third Amendment waived the affirmative covenant that stated if the Partnership’s annual financial statements, prepared in accordance with generally accepted accounting standards, contained any going concern qualification an event of default would result, for the year ended December 31, 2015.  Additionally, the Third Amendment waived certain other events of default until June 30, 2016.

During the first quarter of 2016, AES was delinquent in paying amounts invoiced under its gathering and processing contracts, as well as its logistics contracts with subsidiaries of the Partnership.  The contracts have provisions requiring AES to make payments based on MVCs. AES caused its bank to issue a $15.0 million letter of credit to the administrative agent under the Credit Agreement to secure the amount of its obligations under its logistics contracts. The Partnership’s General Partner has approved a settlement agreement with AES and its parent, NuDevco, to resolve these issues under the gathering and processing agreements and the logistics contracts.  Principal terms of the settlement include: (i) AES cooperation in the administrative agent’s drawing down the full $15.0 million amount of the letter of credit, allowing proceeds from the draw to be applied to pay down debt under our Credit Agreement; (ii) the gathering and processing agreement and the logistics contracts are terminated effective as of January 1, 2016; (iii) NuDevco surrenders to the Partnership the 8,724,545 subordinated units, 1,939,265 common units and 10 IDR Units of the Partnership held by NuDevco or its subsidiary; (iv) the parties release each other from other claims in respect of the terminated contracts; and (v) AES will assign all of its rights and interests in third party contracts to Azure. The settlement agreement is subject to final approval from the lenders under the Credit Agreement.

SUPPLEMENTAL QUARTERLY FINANCIAL DATA (unaudited)

Summarized quarterly financial data for the years ended December 31, 2015, 2014 and 2013 is as follows:

	For the Year Ended December 31, 2015
in thousands except per unit amounts	Q1	Q2	Q3 (1)	Q4	TOTAL
Revenues	$15,680	$24,372	$22,396	$18,144	$80,592
Cost of natural gas and NGLs	4,803	4,994	5,130	3,481	18,408
Gross margin	10,877	19,378	17,266	14,663	62,184
Operating expenses	4,658	5,777	5,032	5,309	20,776
General and administrative expenses	2,874	4,374	3,561	3,374	14,183
Depreciation and amortization	3,194	5,884	5,914	5,965	20,957
Asset impairments	—	—	215,758	—	215,758
Operating income (loss)	151	3,343	(212,999)	15	(209,490)
Interest and other expense, net	4,572	3,806	1,968	1,903	12,249
Net loss before income taxes	(4,421)	(463)	(214,967)	(1,888)	(221,739)
Income tax expense (benefit)	(41)	540	269	(82)	686
Net loss	$(4,380)	$(1,003)	$(215,236)	$(1,806)	$(222,425)

Net income (loss) per limited partner common and subordinated units - basic and diluted	$0.02	$0.09	$(9.58)	$(0.08)	$(10.21)
Weighted average limited partner units outstanding - common	9,195,356	9,541,510	12,927,483	13,044,654	11,577,680
Weighted average limited partner units outstanding - subordinated	8,724,545	8,724,545	8,724,545	8,724,545	8,724,545

(1)

Subsequent to the release of the Form 10-Q as of and for the three and nine-month periods ended September 30, 2015, the Partnership identified an immaterial correction to the previously issued condensed consolidated financial statements that impacted operating revenues, operating loss, and net loss reported for the three and nine-month periods ended September 30, 2015, related to the gathering and processing operating segment.  The Partnership previously failed to recognize $1,199 in gathering and processing revenues associated with a minimum volume commitment related to one of their customer contracts in the third quarter.  The Partnership has evaluated the impact of this error and has determined that it does not materially impact the fair presentation of the previously issued condensed consolidated financial statements.  The Partnership has corrected these amounts within the quarterly financial data presented for the three month period ended September 30, 2015.

	For the Year Ended December 31, 2014
in thousands	Q1	Q2	Q3	Q4	TOTAL
Revenues	$17,127	$19,289	$21,320	$16,985	$74,721
Cost of natural gas and NGL's	11,571	6,408	12,114	7,949	38,042
Gross margin	5,556	12,881	9,206	9,036	36,679
Operating expenses	579	7,178	2,509	3,448	13,714
General and administrative expenses	1,559	1,432	1,582	1,239	5,812
Depreciation and amortization	1,881	2,035	2,032	2,013	7,961
Asset impairments	150	—	78	—	228
Operating income	1,387	2,236	3,005	2,336	8,964
Interest and other expense, net	3,889	3,779	4,193	3,710	15,571
Net loss before income taxes	(2,502)	(1,543)	(1,188)	(1,374)	(6,607)
Income tax expense	48	53	62	50	213
Net loss	$(2,550)	$(1,596)	$(1,250)	$(1,424)	$(6,820)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Chief Executive Officer and Chief Financial Officer of our General Partner performed an evaluation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended “Exchange Act”. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission “SEC” and to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner have identified a material weakness in our internal control over financial reporting.  As a result of this material weakness, management has concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective.

In light of this material weakness, prior to filing this Annual Report on Form 10-K, we completed additional procedures and analysis designed to ensure the reliability of our financial reporting. Based on such procedures and analysis, we concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States (“GAAP”) and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with GAAP; (3) provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (4) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management of our General Partner, including the principal executive and principal financial officer of our General Partner, assessed the effectiveness of internal control over financial reporting as of December 31, 2015, based on criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control – Integrated Framework (2013)” (COSO 2013 Framework).  Management of our General Partner has concluded that our internal control over financial reporting was not effective as of December 31, 2015 due to the following material weakness:

The Partnership did not have appropriately designed controls over the accounting for revenue and accounts receivable, specifically related to timely evaluation of the terms of revenue contracts from acquired businesses to ensure complete and accurate information is used in recording and reporting revenue and accounts receivable.

This material weakness resulted in an immaterial error in revenue and accounts receivable in the Partnership’s previously reported interim financial information as of and for the quarter ended September 30, 2015. Please refer to “Supplemental Quarterly Financial Data (unaudited)” in this Annual Report for details of the quarterly impact.  This control deficiency creates a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore we concluded that the deficiency represents a material weakness in the Company’s internal control over financial reporting and our internal control over financial reporting is not effective as of December 31, 2015.

This Annual Report does not include an attestation report of our registered public accounting firm due to us being classified as an emerging growth company under the provisions of the JOBS Act.

Remediation Plan

To remediate the material weakness described above and enhance the Partnership’s internal control over financial reporting, management will implement controls that, on an ongoing basis, perform prompt, thorough and in depth reviews of any revenue contracts related to acquired businesses and ensure complete and accurate information is used in recording and reporting revenue and accounts receivable.

The Partnership believes the measures that are planned to be implemented, or have been implemented since December, 31, 2015, to remediate the material weakness will improve the Partnership’s internal control over financial reporting, and anticipates that these measures will continue to ensure that the consolidated financial statements are fairly stated in all material aspects.

Changes in Internal Control Over Financial Reporting.

Except for the identification of the material weakness described above, there have not been any changes in the Partnership's internal control over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, during 2015 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Management of Azure Midstream Partners, LP

As a limited partnership, we have no directors or officers.  We are managed and operated by the board of directors and executive officers of our General Partner.  As a result of the Transactions, Azure owns all of the member interests in our General Partner. Our unitholders will not be entitled to elect our General Partner or its directors or otherwise directly participate in our management or operation. I.J. “Chip” Berthelot, II serves on the board of directors of our General Partner and is also an executive officer of Azure and/or one or more of its affiliates. Our General Partner is liable, as General Partner, for all of our debts, to the extent not paid from our assets, except for indebtedness or other obligations that are nonrecourse to it. Our General Partner intends to cause us to incur indebtedness or other obligations that will be, whenever possible, nonrecourse to it.

Our General Partner's board of directors has eight members, three of whom are independent as defined under the independence standards established by the Exchange Act.  Our General Partner's board of directors has affirmatively determined that James Lytal, Mark Mulhern and Thomas Fuller are independent as described in the rules of the Exchange Act.

Board Leadership Structure

Through its ownership and control of our General Partner, our sponsor, Azure controls our General Partner and, within the limitations of our Partnership Agreement and applicable SEC rules and regulations, also exercises broad discretion in establishing the governance provisions of our General Partner's limited liability company agreement.  Accordingly, our General Partner's board structure is established by our sponsor, Azure.

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

The following table sets forth certain information with respect to the directors and executive officers of our General Partner.  Directors are appointed for a term of one year and hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification.

Officers serve at the discretion of the board.  There are no family relationships among any of our directors or executive officers.

Name	Age	Position with Azure Midstream Partners, LP
I.J. “Chip” Berthelot, II	56	Chief Executive Officer and Director
Amanda Bush	34	Chief Financial Officer
Roy E. Bertolatus	63	General Counsel
James P. Benson	55	Director
Jay M. Frisbie	49	Director
Thomas R. Fuller	68	Director
Mark F. Mulhern	56	Director
Paul G. Smith	58	Director
Thomas O. Whitener, Jr.	68	Director
James H. Lytal	58	Director

I.J. “Chip” Berthelot, II	Biography/Qualification
Dallas, Texas Director since: February 2015 Non- Independent Officer since: February 2015

I.J. “Chip” Berthelot, II has been the President of Azure Midstream Holdings LLC since November 2013 and, since February 27, 2015, has been President of our General Partner.  Mr. Berthelot previously founded Laser Northeast Gathering Company (Laser II) in January 2009, which developed a 1.4 Bcf/d gathering system in northeastern Pennsylvania.  Laser II was sold to Delphi Midstream Partners in 2010, where Mr. Berthelot remained as president prior to its sale to Williams Partners, L.P. (NYSE: WPZ) in March 2012.  Prior to Laser II, Mr. Berthelot founded Laser Midstream Company LLC (Laser I) in 2005, which focused on natural gas gathering and processing in Texas and Louisiana and was subsequently sold to Eagle Rock Energy Partners, L.P. (NASDAQ: EROC) in 2007.  Prior to Laser I, Mr. Berthelot was the president of Loco Energy Company, a privately owned midstream company engaged in natural gas gathering in Texas, from 2002 to 2004.  Prior to Loco Energy Company, Mr. Berthelot served as Chief Operating Officer, Executive Vice President and a member of the Board of Directors at the gathering and processing business MidCoast Energy Resources, Inc., which was sold to Enbridge Energy Partners, L.P. (NYSE: EEP) in 2001.  Mr. Berthelot has a B.S. in Natural Gas Engineering from Texas A&I University and is a registered Professional Engineer in the State of Texas. We believe that Mr. Berthelot's extensive energy industry background, leadership experience developed while serving several executive positions and strategic planning and oversight brings important experience and skill to the board of directors of our General Partner.

Amanda Bush Houston, Texas Officer since: November 2015

Biography/Qualification

Mrs. Bush is the Chief Financial Officer of our General Partner and of Azure Midstream Energy, LLC. Before February 2, 2015, Mrs. Bush was Chief Financial Officer of our General Partner. In this position, she played an instrumental role in successfully launching our initial public offering in 2013.  Mrs. Bush also served as Interim Chief Financial officer following Mr. Kalamaras’ resignation on November 12, 2005 until her appointment in January of 2016 as the Chief Financial Officer of our General Partner. She has also served as Chief Financial Officer of Spark Energy where she held positions in various other finance roles. Prior to joining Spark Energy in 2007, she worked in public accounting at PwC auditing fortune 500 companies. Ms. Bush received a master’s degree in accounting from the University of Houston in 2003 and is a Texas certified public accountant.

Roy E. Bertolatus Houston, Texas Officer since: January 2016

Biography/Qualification

Mr. Bertolatus served as acting general counsel of our general partner from July 1, 2015 through December 31, 2015.  During that period, he was employed by Andrews Kurth LLP, a Houston-based international law firm, in an of counsel position.  He was seconded (or  “leased”) to our general partner and Azure on a substantially full-time basis.   In this arrangement, his salary and benefits were paid directly by Andrews Kurth and reimbursed by Azure.  He was appointed general counsel and became an employee of Azure in January 2016.  Mr. Bertolatus was a partner of Andrews Kurth and a predecessor firm, Mayor, Day, Caldwell & Keeton, since 1983, and prior to that an associate of Mayor Day since its founding in 1982.  Mr. Bertolatus is a graduate of the University of Virginia and Harvard Law School.

James P. Benson Houston, Texas Director since: February 2015 Non-Independent

Biography/Qualifications

James P. Benson is a founding partner of Energy Spectrum Partners and has been a director of our General Partner since February 2015. Mr. Benson has extensive relationships and networks within the energy industry. Historically, Mr. Benson has been instrumental in and responsible for originating many of Energy Spectrum Partners’ most successful investments. Mr. Benson primarily focuses on business development activities and the sourcing and financing of new transactions for Energy Spectrum Partners’ midstream private equity business. Through his extensive industry relationships and active marketing efforts, Mr. Benson participates in the evaluation and negotiation of potential investments and assists portfolio companies in arranging and structuring debt financing. Mr. Benson has approximately 30 years of private equity, investment banking, and financial advisory and commercial banking experience in the energy industry. Prior to co-founding Energy Spectrum Partners in 1996, Mr. Benson served for ten years as a Managing Director at R. Reid Investments Inc., where his experience included energy-related private placements of debt and equity, acquisitions and divestitures. Mr. Benson began his career at InterFirst Bank Dallas, where he served for four years and was responsible for various energy financings and financial recapitalizations. Mr. Benson has a B.S. from the University of Kansas and a M.B.A. with high honors from Texas Christian University. Mr. Benson sits on the board of directors of various privately held companies. We believe Mr. Benson’s extensive experience in the energy industry and his role with Energy Spectrum Partners bring valuable skills to the board of directors.

Jay M. Frisbie Omaha, Nebraska Director since: February 2015 Non-Independent

Biography/Qualification

Jay M. Frisbie is a Managing Director at Tenaska Capital Management (“TCM”) and has been a director of our General Partner since February 2015. Mr. Frisbie joined Tenaska in 1998 and TCM in 2003. He has more than 26 years of experience in the energy industry in finance, strategic planning, business development, accounting and tax. Mr. Frisbie leads TCM’s capital markets activities, including project financings, corporate financings and deal structuring for potential acquisitions and divestitures. Prior to joining TCM, Mr. Frisbie was Manager of Accounting for the non-regulated business of MidAmerican Energy Company. Before joining MidAmerican, he worked as a certified public accountant with Arthur Anderson, LLP, where he served a variety of clients, focused primarily on the energy industry. Mr. Frisbie graduated from Buena Vista University with a B.A. in Accounting. We believe Mr. Frisbie’s extensive experience in the energy industry and his role with TCM bring valuable skills to the board of directors.

Thomas R. Fuller Houston, Texas Director since: February 2015 Independent

Biography/Qualifications

Thomas R. Fuller has been a director of our General Partner since February 2015. Mr. Fuller is a founding and active partner, and has been a principal since 1988, of Diverse Energy Management Co., a 28 year old private upstream acquisition, exploitation drilling and production company which also invests in other energy-related companies. Mr. Fuller has been involved in all facets of the company, from management to reservoir, drilling deal and private equity analysis. Mr. Fuller has approximately 46 years of experience as a petroleum engineer, specializing in economic and reserves evaluation, in the energy industry. Prior to Diverse Energy Management Co., Mr. Fuller served as Executive and Director of Hillin Oil Company and Senior Vice President and Energy Group Manager of First City Banks. In the past 20 years, he has sat on the Boards of various public and private upstream energy companies. Mr. Fuller began his career as a petroleum engineer at Exxon Co. USA. Mr. Fuller has earned degrees from the University of Wyoming and the Louisiana State University School of Banking of the South and is a Registered Professional Engineer in Texas. Mr. Fuller sits on the board of directors of Halcon Resources Corp (NYSE) and various privately held companies, and is an executive committee member of Azure Midstream Holdings. Mr. Fuller previously served as a director of Petrohawk Energy Corporation. We believe Mr. Fuller’s extensive experience in the energy industry and his roles with Diverse Energy Management Co. bring important skills to the board of directors.

Mark F. Mulhern Raleigh, North Carolina Director since: February 2015 Independent

Biography/Qualifications

Mark F. Mulhern is Senior Vice President and Chief Financial Officer at Highwoods Properties, Inc. (“HIW”) a Raleigh, NC based Real Estate Investment Trust (“REIT”) and has been a director of our General Partner since February 2015. Mr. Mulhern was previously EXCO Resources Inc.'s Executive Vice President and Chief Financial Officer from 2013 - 2014. Mr. Mulhern previously served on EXCO's board of directors from 2010 to 2013 and on the Highwoods board of directors from 2012 - 2014. From 2008 until the merger with Duke Energy in 2012, Mr. Mulhern served as Chief Financial Officer and Senior Vice President of Progress Energy, Inc. and managed its financial services group. Mr. Mulhern joined Progress Energy in 1996 as Vice President and Controller. Before joining Progress Energy, Inc. Mr. Mulhern was the Chief Financial Officer at Hydra Co. Enterprise, the independent power subsidiary of Niagara Mohawk. He is a graduate of St. Bonaventure University and is a certified management accountant and a certified internal auditor. We believe Mr. Mulhern’s extensive experience in the energy industry brings valuable attributes to the board of directors.

Paul G. Smith Omaha, Nebraska Director since: February 2015 Non-Independent

Biography/Qualifications

Paul G. Smith is a member of the Board of Stakeholders of Tenaska, Energy, Inc. (‘Tenaska”) and Co-Founder and Senior Managing Director of Tenaska Capital Management, LLC (“TCM”). Tenaska is an independent energy company concentrating on reliable, cost-efficient and environmentally responsible power plant development, construction, ownership and operations. Tenaska also provides energy risk management services and is involved in natural gas, electric power, biofuels and related agriculture commodities and natural gas fuels marketing, gas exploration, production and transportation systems; and electric transmission development. Mr. Smith previously serviced as vice-chairman of the Tenaska Board of Stakeholders. Mr. Smith co-founded TCM in 2002 and served as its CEO and Senior Managing Director until late 2013. We believe Mr. Smith’s extensive experience in the energy industry and his roles with Tenaska Capital Management bring valuable attributes to the board of directors.

Thomas O. Whitener Houston, Texas Director since: February 2015 Non-Independent

Biography/Qualifications

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

James H. Lytal Houston, Texas Director since: August 2013 Independent

Biography/Qualifications

Mr. Lytal has served as a director of our General Partner since September 2013.  Mr. Lytal has served on the board of directors of SemGroup Corporation since November of 2011, Archrock, Inc. since April of 2015 and Rice Midstream Management LLC, the general partner of Rice Midstream Partners, L.P. since August of 2015. Since April of 2009, Mr. Lytal has served as a senior advisor to Global Infrastructure Partners, a New York-based partnership that invests in infrastructure assets globally. From 1994 to 2004, Mr. Lytal was president of Leviathan Gas Pipeline Partners, which later became El Paso Energy Partners, and then Gulfterra Energy Partners, where he served on the board of directors. In 2004, Gulfterra Energy Partners merged with Enterprise Products Partners, one of the largest publicly-traded energy partnerships in the U.S., where Mr. Lytal served as executive vice president until 2009. From 1998 to 2008, he was directly involved in the development of over $3 billion in offshore platform and oil and gas pipeline projects. Having entered the energy industry in 1980, Mr. Lytal's business experience includes midstream mergers, acquisitions and master limited partnership drop-downs, as well as onshore midstream and deep water asset development and management.  Mr. Lytal graduated from the University of Texas at Austin with a Bachelor of Science degree in petroleum engineering. We believe Mr. Lytal’s extensive experience in the energy industry brings valuable attributes to the board of directors.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our General Partner's board of directors and executive officers, and persons who own more than 10 percent of a registered class of our equity securities, to file with the SEC, and any exchange or other system on which such securities are traded or quoted, initial reports of ownership and reports of changes in ownership of our common units and other equity securities.  Officers, directors and greater-than-10-percent unitholders are required by the SEC's regulations to furnish to us, and any exchange or other system on which such securities are traded or quoted, with copies of all Section 16(a) forms they file with the SEC.  To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that all reporting obligations of our General Partner's officers, directors and greater-than-10 percent unitholders under Section 16(a) were satisfied during the year ended December 31, 2015.

Reimbursement of Expenses of our General Partner and Its Affiliates

Subsequent to the Transactions, we entered into the New Omnibus Agreement with Azure and our General Partner. Prior to the Transactions we paid an annual executive management fee in the amount of $0.6 million to NuDevco for the services provided to us by W. Keith Maxwell III, Terry D. Jones and certain other employees of NuDevco. Except in the case of W. Keith Maxwell III, for whom NuDevco initially determined to charge us only $1.00 each year for services he provided to us, the executive management fee was based on the percentage of average working time devoted by Mr. Jones and certain other employees of NuDevco to our business.  The amount of the executive management fee was subject to adjustment each year based on changes in the percentage of average working time devoted to us by these individuals from year-to-year. Each month, we reimbursed NuDevco for 100% of the cost of employees of NuDevco who devoted all of their working time to our business, and we reimbursed NuDevco for the cost of any employee, other than those employees who are covered by the executive management fee described above, who devoted less than all of their working time to our business on an allocated basis based on the time spent by such employees working on our behalf.  In addition, we also reimbursed, each month, for the provision of various centralized general and administrative services to us.  Subject to approval by the conflicts committee, we may reimburse, one month in advance, any bonus paid to any employee of NuDevco who provided services to us.  To the extent such reimbursement exceeded the bonus actually paid to such employee, the excess amount was applied as a credit against the general expense reimbursement to be paid to NuDevco the following month.  This reimbursement was in addition to our reimbursement to our General Partner and its affiliates for certain costs and expenses incurred on our behalf for managing and controlling our business and operations as required by our Partnership Agreement.

See Item 13. “Certain Relationships and Related Party Transactions-Omnibus Agreement” included in this Annual Report.

Board Committees

The board of directors of our General Partner have two standing committees: the audit committee and the conflicts committee.

Audit Committee

The audit committee is comprised of three independent directors, Messrs. Mulhern (chairperson), Fuller and Lytal, each of whom is able to understand fundamental financial statements and at least one of whom has past experience in accounting or related financial management experience. The board has determined that each member of the audit committee is independent under the standards established by NYSE or the Exchange Act. In making the independence determination, the board considered the requirements of our Code of Business Conduct and Ethics.  The audit committee held five meetings in 2015.

Mr. Mulhern has been designated by the board of directors of our General Partner as the "audit committee financial expert" meeting the requirements promulgated by the NYSE and the SEC based on his education and employment experience as more fully detailed above.

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

The audit committee has the sole authority to, among other things: (i) retain and terminate our independent registered public accounting firm; (ii) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm; and (iii) establish policies and procedures for the pre-approval of all audit, audit-related, non-audit and tax services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm.  Our independent registered public accounting firm has been given unrestricted access to the audit committee and to our management, as necessary.

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

Conflicts Committee

The conflicts committee is comprised of two independent directors, Messrs. Lytal, Chairperson, and Mulhern.  Our Partnership Agreement provides for the conflicts committee, as delegated by the board of directors of our General Partner as circumstances warrant, to review conflicts of interest between us and our General Partner or between us and affiliates of our General Partner.  If a matter is submitted to the conflicts committee, which consists solely of independent directors, for their review and approval, the conflicts committee will determine if the resolution of a conflict of interest that has been presented to it by the board of directors of our General Partner is fair and reasonable to us. The members of the conflicts committee may not be executive officers or employees of our General Partner or directors, executive officers or employees of its affiliates. In addition, the members of the conflicts committee must meet the independence and experience standards established by the NYSE and the Exchange Act for service on an audit committee of a board of directors. If our General Partner seeks approval from the conflicts committee, then it will be presumed that, in making its decision, the conflicts committee acted in good faith, and in any proceeding brought by or on behalf of any limited partner or the partnership challenging such determination, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

Communication with the Board of Directors

A holder of our units or other interested party who wishes to communicate with the non-management directors of our General Partner may do so by contacting our corporate secretary at the address or phone number appearing on the front page of this Annual Report.

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

Within the “Investor Relations” section of our website at www.azuremidstreampartners.com, we make available free of charge and in print to any unitholder who so requests, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, audit committee charter and conflicts committee charter.  We will post on our Internet website all waivers to or amendments of the Code of Ethics, which are required to be disclosed by applicable law and the NYSE standards.  The information contained on, or connected to, our Internet website is not incorporated by reference into this Annual Report and should not be considered part of this Annual Report or any other report that we file with or furnish to the SEC.

Item 11.  Executive Compensation

Overview

We are currently considered an emerging growth company for purposes of the SEC's executive compensation disclosure rules. In accordance with such rules, we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year End Table, as well as limited narrative disclosures. Further, our reporting obligations extend only to the individuals serving as our chief executive officer and our two other most highly compensated executive officers. For fiscal year 2015, our named executive officers (“NEOs”) were W. Keith Maxwell III, the principal executive officer, from January 1, 2015 to February 27, 2015, I. J. “Chip” Berthelot, II, the principal executive officer, since February 28, 2015, Amanda Bush, principal financial and principal accounting officer, from January 1, 2015 to February 27, 2015 and interim principal financial and principal accounting officer since the resignation of Mr. Kalamaras on November 12, 2015 and Eric T. Kalamaras, principal financial and principal accounting officer, from February 28, 2015 until his resignation on November 12, 2015.  For fiscal years 2014 and 2013, our NEOs were W. Keith Maxwell III, the principal executive officer, Terry D. Jones the vice-president and general counsel and Amanda Bush the principal financial and principal accounting officer.

We do not directly employ any of the persons responsible for managing our business, and our General Partner's board of directors does not have a compensation committee.  The compensation of employees of our General Partner that perform services on our behalf, including our executive officers, is approved by our General Partner’s management, including the long-term incentive compensation under the LTIP.

Compensation paid or awarded by us in 2015, 2014 and 2013 with respect to the named executive officers reflects only the portion of compensation expense that is allocated to us pursuant to our General Partners’ allocation methodology and subject to the terms of the New Omnibus Agreement.  For additional information relating to our reimbursement for the compensation of executive officers, please see Item 13—“Certain Relationships and Related Transactions and Director Independence” included in this Annual Report.

The following table presents the estimated percentage of time that the General Partner's named executive officers devoted to the Partnership during the period February 27, 2015 to December 31, 2015.  The percentage represents, for each individual, the time devoted to the business of the Partnership relative to the time devoted to the businesses of the Partnership and our General Partner, or affiliates, in the aggregate.

Name	Time Allocated
I.J. “Chip” Berthelot, II	50%
Amanda Bush	63%
Eric T. Kalamaras	50%

The following discussion relating to compensation paid by our General Partner is based on information provided to us by our General Partner and does not purport to be a complete discussion and analysis of our General Partners’ executive compensation philosophy and practices.  The elements of compensation discussed below are not subject to approvals by the board of directors of our General Partner, including the audit or conflicts resolution committees.

As described above under Item 10.  “Directors, Executive Officers and Corporate Governance” and Items 1 and 2. “Business and Properties.” in accordance with the Transactions and the purchase of our General Partner, all of the outstanding interests in the Partnership’s General Partner were acquired by Azure and NuDevco ceased to control the Partnership. Consequently, the individuals who constituted the Partnership’s named executive officers for 2014 will no longer serve as officers of the Partnership or the General Partner or provide any services to the Partnership or the General Partner other than transition services provided in connection with the transactions contemplated by the Transaction Agreement.  The General Partner and Partnership’s current executive officers are comprised of Mr. Berthelot, Mrs. Bush and Mr. Bertolatus.

Summary Compensation Table

The following table summarizes the compensation amounts expensed by us for our named executive officers for the fiscal years ended December 31, 2015, 2014 and 2013, as applicable. Except as specifically noted, the amounts included in the table below reflect the expense allocated to us by our General Partner. We believe this expense accurately reflects the amounts paid to our named executive officers as compensation for the services provided to us. For a discussion of the allocation percentages in effect for 2015, please see the Overview section above.

					All Other
Name and Principal			Bonus ($)	Unit Awards ($)	Compensation ($)
Position	Year	Salary ($)	(1)	(2)	(3)	Total ($)
I.J. "Chip" Berthelot, II	2015	$210,417	$62,500	$460,280	$46,151	$779,348
Chief Executive Officer

W. Keith Maxwell III (4)	2015	$—	$—	$—	$—	$—
Chief Executive Officer	2014	$—	$—	$—	$—	$—
	2013	$—	$—	$—	$—	$—

Amanda Bush (5)	2015	$162,318	$170,000	$1,167,901	$309,452	$1,809,671
Chief Financial Officer	2014	$255,000	$150,000	$243,319	$10,380	$658,699
	2013	$98,341	$135,000	$484,372	$2,300	$720,013

Eric T. Kalamaras (6)	2015	$143,750	$38,250	$173,698	$1,022,000	$1,377,698
Chief Financial Officer

Terry D. Jones (7)	2014	$—	$—	$301,424	$—	$301,424
Executive Vice President	2013	$—	$—	$645,829	$—	$645,829
and General Counsel

(1)

Amounts within this column reflect the amount granted to the applicable NEO for bonus amounts related to the respective year.  The amounts for 2015 will be paid in 2016, the amounts for 2014 were paid in 2015 and the amounts from 2013 were paid in 2014.

(2)

Amounts within this column reflect the compensation expense recognized at fair value for phantom units granted to the applicable NEOs in the fiscal years ended December 31, 2015, 2014 and 2013 under our LTIP, computed in accordance with FASB Topic 718, without regard to potential forfeitures.  Please see Note 13 “Equity Based Compensation” to our consolidated financial statements included in this Annual Report for a detailed discussion of the valuation assumptions applicable to our equity compensation awards.

(3)	Amounts within this column reflect employer contributions under our General Partners’ 401(k) plan, reimbursements for other benefits through our employee benefit plans and severance payments.
(4)	In 2015 served as Chief Executive Officer from January 1 through February 27, 2015 and as Director until his resignation February 19, 2016.
(5)

In 2015 served as Chief Financial Officer from January 1 through February 27 and Interim Chief Financial officer since November 13, 2015, until her appointment as Chief Financial Officer in January 2016. Unit awards for 2014 and 2013 fully vested upon completion of the Transactions on February 27, 2015.

(6)	Served as Chief Financial Officer from February 27, 2015 until his resignation November 12, 2015.
(7)	Unit awards for 2014 and 2013 fully vested upon completion of the Transactions on February 27, 2015.

During 2015, we did not employ any of the individuals who serve as executive officers who were responsible for managing our business. In 2015, our NEO’s devoted only a portion of their working time to our business. We were allocated a fee, from  our General Partner, which covered the services provided to us by our NEO’s and have not otherwise paid or reimbursed any compensation amounts to or for such NEO’s other than awards granted to our NEO’s under our long-term incentive plan.

Narrative Disclosure to the Summary Compensation Table

For 2015, the principal elements of compensation provided by our General Partner for the named executive officers were base salaries, annual cash bonuses, and retirement, health, welfare and additional benefits. The portion of any annual cash compensation or awards, or other benefits allocable to us is based on our General Partners’ methodology used for allocating compensation costs, subject to the New Omnibus Agreement.

Base Salary. Base salaries are generally set at levels deemed necessary to attract and retain individuals with superior talent commensurate with their relative expertise and experience.

Annual Cash Bonuses.  Annual cash incentive awards are used by our General Partner to motivate and reward its executives and employees for the achievement of our objectives aligned with value creation and/or to recognize individual contributions to our performance.  The awards were determined by our General Partners’ management.  Annual cash incentive awards are determined on a discretionary basis and are generally based on individual and company performance. Unless otherwise determined, awards have historically been subject to an individual’s continued employment through the date of payment of the award.

LTIP Awards: We made grants of phantom units to certain of our named executive officers, as described in greater detail below.

Other Benefits.  In addition to the compensation discussed above, our General Partner also provides other benefits to the named executive officers, including the following:

•	retirement benefits to match competitive practices in our industry, including participation in our General Partners’ 401(k) plan; and
•	benefits, including medical, dental vision, life insurance and disability coverage, which is provided to all other eligible Azure employees.

Outstanding Equity Awards at 2015 Fiscal Year-End

	Number of Units That	Market Value of Units That
Name	Have Not Vested (1)	Have Not Vested (2)
I.J. “Chip” Berthelot, II	70,487	$222,034
Amanda Bush	34,713	$109,346
Eric T. Kalamaras (3)	26,600	$83,790

(1)	The phantom units reflected in this column, except for the phantom units granted to Mr. Kalamaras, will vest in three equal annual installments, with the first installment vesting on July 1, 2016.
(2)	Market values were determined by multiplying the number of phantom units outstanding for each executive by the closing price of our common units on December 31, 2015 of $3.15.
(3)	All of Mr. Kalamaras’ phantom units granted to him fully vested on January 15, 2016.

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

All of the phantom unit awards granted were considered non-employee equity based awards, issued to individuals who were not deemed to be employees of the Partnership. Distribution equivalent rights were accrued for each phantom unit award as the Partnership declares cash distributions. The phantom units awarded to employees of NuDevco and its affiliates had vesting terms of five equal annual installments.

The acquisition of our General Partner by Azure resulted in a Change in Control Event, as defined in the LTIP, for the holders of our phantom units, and, as a result, all of the outstanding phantom units immediately vested as of the date of the Change in Control Event. The compensation expense has not been reflected within the Partnership's consolidated financial statements for the period from March 1, 2015 to December 31, 2015, but rather has been considered an expense incurred immediately prior to the Transactions and therefore is reflected within the Partnership's operating results prior to the business combination. The liability associated with the withholding tax and distribution equivalent rights payments were included within the liabilities assumed by the Azure System Predecessor as part of the business combination.

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

Employment, Severance and Change in Control Arrangements

Other than the LTIP agreements described below and an accelerated vesting of shares for Mr. Kalamaras in connection with his resignation on November 12, 2015, neither we nor our General Partner have entered into any employment, severance, change in control or similar agreements with any of our NEOs, nor are we or our General Partner otherwise responsible for any payment upon the termination of any of our NEOs or upon a change in control of us or our General Partner or any other person.

The phantom units granted under our LTIP in 2015 contained provisions that would accelerate vesting of the awards if the holder’s employment was terminated due to a death or a disability prior to the vesting date.  If the holder was terminated for any other reason prior to vesting, the phantom unit would have been forfeited without consideration.

Director Compensation

Directors of our General Partner who are not officers or employees of our General Partner or of NuDevco or its affiliates receive compensation as “non-employee directors,” which is expected to have an annual value equal to $200,000 and be payable 50% in cash and 50% in the form of an equity-based award granted under our LTIP. In addition, the chair of each standing committee of our General Partner’s board of directors receives an additional annual cash retainer as follows: audit committee chair: $20,000; conflicts committee chair: $20,000; and other committee chair: $20,000. Each director is indemnified for his or her actions associated with being a director to the fullest extent permitted under Delaware law and is reimbursed for all expenses incurred in attending to duties as a director.

The following table sets forth information concerning total director compensation earned during the 2015 fiscal year by each non-employee director:

	Fees Earned or
Name	Paid in Cash	Unit Awards (1)	Total
Thomas R. Fuller	$100,000	$—	$100,000
James H. Lytal	$120,000	$—	$120,000
W. Keith Maxwell III	$100,000	$—	$100,000
Mark F. Mulhern	$120,000	$—	$120,000

(1)

As of December 31, 2015, no member of our board of directors held any phantom units associated with our LTIP plan. Any phantom units held by our board of directors, during 2015, fully vested at the Transaction Date.

Compensation Committee Interlocks and Insider Participation

The NYSE listing rules do not require a listed limited partnership to establish a compensation committee, and we do not have a compensation committee. Although the board of directors of our General Partner does not currently intend to establish a compensation committee, it may do so in the future.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our common, subordinated, and general partner units held by the following as of March  30, 2016:

*	each person who is known by us to beneficially own more than 5% of our outstanding common units;

*	each member of the board of directors of our General Partner;

*	each named executive officer of our General Partner; and

*	all directors and officers of our General Partner as a group.

All information with respect to beneficial ownership has been furnished by the respective directors, officers or 5% or more unitholders as the case may be.

All of the equity interests in our General Partner are indirectly owned by Azure Midstream Holdings, LLC. On February 27, 2015, Azure purchased from NuDevco: (i) all of the outstanding membership interests in the General Partner; and (ii) an option to acquire up to 20% of each of the common units and subordinated units held by NuDevco as of the execution date of the Transaction Agreement.

During the first quarter of 2016, AES was delinquent in paying amounts invoiced under its gathering and processing contracts, as well as its logistics contracts with subsidiaries of the Partnership.  The contracts have provisions requiring AES to make payments based on MVCs. AES caused its bank to issue a $15.0 million letter of credit to the administrative agent under the Credit Agreement to secure the amount of its obligations under its logistics contracts. The Partnership’s General Partner has approved a settlement agreement with AES and its parent, NuDevco,  to resolve these issues under the gathering and processing agreements and the logistics contracts.  Principal terms of the settlement include: (i) AES cooperation in the administrative agent’s drawing down the full $15.0 million amount of the letter of credit, allowing proceeds from the draw to be applied to pay down debt under our Credit Agreement; (ii) the gathering and processing agreement and the logistics contracts are terminated effective as of January 1, 2016; (iii) NuDevco surrenders to the Partnership the 8,724,545 subordinated units, 1,939,265 common units and 10 IDR Units of the Partnership held by NuDevco or its subsidiary; (iv) the parties release each other from other claims in respect of the terminated contracts; and (v) AES will assign all of its rights and interests in third party contracts to Azure. The settlement agreement is subject to final approval from the lenders under the Credit Agreement.

The amounts and percentage of units beneficially owned are reported on the basis of rules and regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. In computing the number of common units beneficially owned by a person and the percentage ownership of that person, common units subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of December 31, 2015, if any, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable.

The percentage of units beneficially owned is based on a total of 13,064,218 common units and 8,724,545 subordinated units outstanding as of March 30, 2016.

					Percentage of
					Total
		Percentage of		Percentage of	Common and
	Common	Common	Subordinated	Subordinated	Subordinated
	Units	Units	Units to be	Units to be	Units to be
	Beneficially	Beneficially	Beneficially	Beneficially	Beneficially
Name and Address of Beneficial Owner (1)	Owned	Owned	Owned	Owned	Owned
Azure:
Azure Midstream Holdings LLC (2)	643,172	4.8%	—	—%	2.9%
Azure Midstream Energy LLC (2)	643,172	4.8%	—	—%	2.9%
5% Owners:
NuDevco Partners Holdings, LLC (3)	1,939,265	14.8%	8,724,545	100.0%	48.9%
NuDevco Midstream Development, LLC (3)	1,939,265	14.8%	8,724,545	100.0%	48.9%
Directors and NEOs of Our General Partner:
I.J. "Chip" Berthelot, II	—	—%	—	—%	—%
Amanda Bush	54,953	* %	—	—%	* %
James P. Benson	—	—%	—	—%	—%
Jay M. Frisbie	—	—%	—	—%	—%
Thomas R. Fuller	—	—%	—	—%	—%
Paul G. Smith	—	—%	—	—%	—%
Mark F. Mulhern	—	—%	—	—%	—%
Thomas O. Whitener, Jr.	—	—%	—	—%	—%
James H. Lytal	20,000	* %	—	—%	* %
All directors and executive officers, as a group	718,125	5.5%	—	—%	3.3%

*Indicates less than 1% ownership.

(1)	Unless otherwise noted, the address for all beneficial owners in this table is 12377 Merit Drive, Suite 300; Dallas, Texas 75251.
(2)

Azure Midstream Energy LLC acquired an option to acquire up to 20%, of our common and subordinated units held by NuDevco as of February 27, 2015. The above table reflects beneficial ownership of 387,853 common units that are owned by NuDevco and subject to such option. Azure Midstream Holdings LLC owns 100% of Azure Midstream Energy LLC and is our sponsor. Azure Midstream Holdings LLC is the sole member of Azure Midstream Energy LLC and may therefore be deemed to beneficially own the 643,172 common units beneficially owned by Azure Midstream Energy LLC.

(3)

NuDevco Partners, LLC, a Texas limited liability company, is the sole member of NuDevco Partners Holdings, LLC, a Texas limited liability company, which is the sole member of NuDevco Midstream Development and may therefore be deemed to beneficially own the 1,939,265 common units and 8,724,545 subordinated units held by NuDevco Midstream Development. The address for both of these NuDevco entities is 12140 Wickchester Ln, Suite 100; Houston, Texas 77079.  W. Keith Maxwell III is the sole member of NuDevco Partners, LLC.

Securities Authorized for Issuance Under Equity Compensation Plans

In connection with the IPO, the board of directors of our general partner adopted the LTIP. The following table provides certain information with respect to this plan as of December 31, 2015:

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plan (excluding securities
	of outstanding options,	outstanding options,	reflected in the first
Plan Category	warrants and rights	warrants and rights	column)
Equity compensation plans approved by security holders	—	N/A	—
Equity compensation plans not approved by security holders	755,344	N/A	1,079,854

Item 13.  Certain Relationships and Related Party Transactions, and Director Independence

NuDevco, our prior sponsor, indirectly owns 1,939,265 common units and 8,724,545 subordinated units representing 49.0% of the outstanding limited partner interest in us. In addition, Azure, as the owner of our General Partner, indirectly owns 429,365 general partner units representing a 1.9% general partner interest and 255,319 common units representing a 1.2% limited partner interest.

Distributions and Payments to our General Partner and its Affiliates

The following summarizes the distributions and payments to be made by us to our General Partner and its affiliates in connection with the ongoing operation and liquidation of Azure Midstream Partners, LP. These distributions and payments were determined by and among affiliated entities and, consequently, are not the result of arm’s-length negotiations.

Ongoing operations

Distributions of available cash to our General Partner and its affiliates:

We make cash distributions to the unitholders on a pro-rata basis, assuming we have sufficient available cash to pay the full minimum quarterly distribution on all of our outstanding units, including NuDevco as holder of an aggregate of 1,939,265 common units and 8,724,545 subordinated units and Azure as holder of 429,365 general partner units and 255,319 common units.  In addition, if distributions exceed the minimum quarterly distribution and target distribution levels, the IDR Units held by Azure and NuDevco will entitle each to increasing percentages of the distributions, up to 48.0% of the distributions above the highest target distribution level.

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

Ownership Interests of Certain Executive Officers and Directors of Our General Partner and its Affiliates

Azure owns 100.0% of our General Partner. Certain of our executive officers own equity interests in Azure or its affiliated entities. In addition to the 1.9% general partner interest in us, Azure indirectly owns 90% of the incentive distribution rights, which entitle the holder to increasing percentages, up to a maximum of 48.0%, of the cash we distribute in excess of $0.35 per quarter and 255,319 common units representing a 1.2% limited partner interest.

Agreements with AES

At the closing of our IPO, we entered into a three-year, fee-based gathering and processing agreement with AES relating to our Panola County processing facilities. We also entered into transloading services agreements with AES relating to our Wildcat, Big Horn and New Mexico facilities. These agreements were extended until February 27, 2020 in connection with the Transactions. During the first quarter of 2016, AES was delinquent in paying amounts invoiced under its gathering and processing contracts, as well as its logistics contracts with subsidiaries of the Partnership.  The contracts have provisions requiring AES to make payments based on MVCs. AES caused its bank to issue a $15.0 million letter of credit to the administrative agent under the Credit Agreement to secure the amount of its obligations under its logistics contracts. The Partnership’s General Partner has approved a settlement agreement with AES and its parent, NuDevco, to resolve these issues under the gathering and processing agreements and the logistics contracts.  Principal terms of the settlement include: (i) AES cooperation in the administrative agent’s drawing down the full $15.0 million amount of the letter of credit, allowing proceeds from the draw to be applied to pay down debt under our Credit Agreement; (ii) the gathering and processing agreement and the logistics contracts are terminated effective as of January 1, 2016; (iii) NuDevco surrenders to the Partnership the 8,724,545 subordinated units, 1,939,265 common units and 10 IDR Units of the Partnership held by NuDevco or its subsidiary; (iv) the parties release each other from other claims in respect of the terminated contracts; and (v) AES will assign all of its rights and interests in third party contracts to Azure. The settlement agreement is subject to final approval from the lenders under the Credit Agreement.

These contracts represented revenues of $29.1 million for the year ended December 31, 2015. These amounts represented 100% of the revenues for our logistics business segment for the year ended December 31, 2015.

Omnibus Agreement

On February 27, 2015, in connection with the closing of the Transactions, we entered into the New Omnibus Agreement with our General Partner and Azure. The New Omnibus Agreement generally terminates in the event of a change of control of us or our General Partner.

Administrative Services

Under the New Omnibus Agreement, Azure will provide the Services to us including, but not limited to:

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

In order to facilitate the provision of the Services under the New Omnibus Agreement, we, on the one hand, and Azure, on the other, have granted one another certain royalty-free, non-exclusive and transferable, so long as such transfer is in connection with the sale of all or substantially all of the particular asset in which such intellectual property is incorporated or is utilized, rights to use one another’s intellectual property under certain circumstances.

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

Reimbursement of Expenses

For the Services provided under the New Omnibus Agreement, we must pay Azure: (i) all costs incurred in connection with the employment of employees who provide the Services under the New Omnibus Agreement on a full-time basis; (ii) a prorated share of costs incurred in connection with the employment of employees, including administrative personnel, who provide the Services under the New Omnibus Agreement on a part-time basis, and such prorated share shall be determined by Azure in good faith; (iii) a prorated share of certain administrative costs, including office costs, services by outside vendors, other sales, general and administrative costs and depreciation and amortization; (iv) various other administrative costs in accordance with the terms of the New Omnibus Agreement,  including travel, insurance, legal and audit services, government and public relations and bank charges; and (v) for certain costs and expenses incurred on our behalf for managing and controlling our business and operations.

The New Omnibus Agreement does not set a limit on the amount of expenses for which Azure may be reimbursed. Azure is entitled to determine in good faith the expenses that are allocable to us.

Our Right of First Offer for Proposed Transfers of Azure’s Assets

Under the New Omnibus Agreement, we have the right of first offer on any proposed transfer of any assets owned by Azure, including the equity of Azure’s subsidiaries whether such transfer is made in the form of an asset transfer or the transfer of the interests in a subsidiary. We are not obligated to purchase any of the assets which Azure proposes to transfer.

Prior to Azure soliciting or making an offer for any of its assets, Azure must notify us in writing of its intent to make or accept such an offer. We will have the sole and exclusive right, for a period of 45 days after the date that we receive notice of such offer, to make an offer to acquire the assets that Azure proposes to transfer. During such 45-day period, Azure will allow us to perform due diligence review in connection with a potential acquisition of such assets, subject to the conditions described in the New Omnibus Agreement. The conflicts committee, acting on our behalf, may exercise our right to make an offer to acquire the applicable assets by notifying Azure of our offer to acquire the assets, an offer which will include all material terms and conditions upon which we are willing to acquire the assets from Azure, including the aggregate purchase price. Azure will have a period of 30 days after the date that it receives our offer to accept or reject such offer.

If the conflicts committee does not elect to exercise our right of first offer for the proposed transfer of Azure’s assets, Azure rejects our offer, or Azure and the conflicts committee are unable to enter into an agreement with respect to the proposed transfer of Azure’s assets within 60 days after the date that Azure accepts our offer, then, and only then, Azure may consummate a transaction for the transfer of its assets with a third party purchaser.  At such time, Azure may transfer its assets to a third party purchaser if: (i) such transaction occurs within 120 days after one of the conditions described in the foregoing sentence occurs; (ii) the purchase price paid by the third party purchaser is greater than 105% of the aggregate purchase price proposed to be paid by us; and (iii) the terms of the transaction are consummated upon terms no less favorable to the third party purchaser than set forth in our offer.

Gas Gathering Agreement

In connection with the Contribution Agreement, we entered the Gas Gathering Agreement. Pursuant to the Gas Gathering Agreement, we have agreed to provide gathering services to TGG on a priority basis for quantities of gas designated by TGG. Azure Midstream Energy LLC (“AME”), which is the sole member of the General Partner, has guaranteed TGG’s obligations under the Gas Gathering Agreement.

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

The related party transactions policy provides that, in determining whether or not to recommend the initial approval or ratification of a related person transaction, the board of directors of our General Partner or its authorized committee should consider all of the relevant facts and circumstances available, including, if applicable, but not limited to: (i) whether there is an appropriate business justification for the transaction; (ii) the benefits that accrue to us as a result of the transaction; (iii) the terms available to unrelated third parties entering into similar transactions; (iv) the impact of the transaction on a director’s independence, in the event the related person is a director, an immediate family member of a director or an entity in which a director or an immediate family member of a director is a partner, shareholder, member or executive officer; (v) the availability of other sources for comparable products or services; (vi) whether it is a single transaction or a series of ongoing, related transactions; and (vii) whether entering into the transaction would be consistent with the code of business conduct and ethics.

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

Summary of Affiliate Transactions

Revenues from affiliates include amounts earned by us from services provided to AES, which we deem to be an affiliate because it is controlled by NuDevco. Operating and maintenance expense includes amounts accrued for or paid to affiliates for the operation of our assets, whether in providing services to affiliates or to third parties, including field labor, measurement and analysis, and other disbursements. Prior to the Transactions, a portion of our general and administrative expenses is paid by NuDevco and subsequent to the Transactions, a portion is paid by Azure, which results in affiliate transactions pursuant to the reimbursement provisions of the omnibus agreement. Affiliate expenses do not inherently bear a direct relationship to affiliate revenues, and third-party expenses do not necessarily bear a direct relationship to third-party revenues.

Item 14. Principal Accounting Fees and Services

We have engaged KPMG LLP as our independent registered public accounting firm. The following table presents fees for the audit of the Partnership’s annual consolidated and combined financial statements for the last two years and for other services provided by KPMG LLP:

In thousands	2015	2014
Audit Fees	$1,230,000	$662,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$1,230,000	$662,000

Audit fees are primarily for the audit of the Partnership’s consolidated financial statements, and the quarterly reviews of the Partnership’s condensed interim financial statements included in the Forms 10-K and 10-Q, assistance with Securities Act filings and related matters, consents and comfort letters issued in connection with Securities Act Filings in connection with our initial public offering registration statements and audits associated with business combinations.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

	Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

2.1	Transaction Agreement, dated as of January 14, 2015, by and among Azure Midstream Energy LLC, Marlin Midstream Partners, LP, Marlin Midstream GP, LLC, Marlin IDR Holding, LLC and NuDevco Midstream Development, LLC.	8-K	2.1	1/20/2015	001-36018

3.1	Certificate of Limited Partnership of Marlin Midstream Partners, LP.	DRS	3.1	5/3/2013	377-00170

3.2	Certificate of Amendment to the Certificate of Limited Partnership of Marlin Midstream Partners, LP, effective as of May 19, 2015.	10-Q	3.2	8/10/2015	001-36018

3.3	Second Amended and Restated Agreement of Limited Partnership of Marlin Midstream Partners, LP dated as of February 27, 2015.	8-K	3.1	3/5/2015	001-36018

3.4	First Amendment to Second Amended and Restated Agreement of Limited Partnership of Marlin Midstream Partners, LP, effective as of May 19, 2015.	8-K	3.3	5/21/2015	001-36018

3.5	Certificate of Formation of Marlin Midstream GP, LLC.	DRS	3.3	5/3/2013	377-00170

3.6	Certificate of Amendment to Certificate of Formation of Marlin Midstream GP, LLC, effective as of May 19, 2015.	8-K	3.1	5/21/2015	001-36018

3.7	First Amended and Restated Limited Liability Company Agreement of Marlin Midstream GP, LLC	10-K/A	3.4	3/26/2014	001-36018

3.8	First Amendment to First Amended and Restated Limited Liability Company Agreement of Marlin Midstream GP, LLC, effective as of May 19, 2015.	8-K	3.2	5/21/2015	001-36018

10.1*	Amendment No.3 to Credit Agreement and Amendment No. 2 to Security Agreement.

10.2*	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Azure Midstream Partners, LP.

10.3	Contribution Agreement dated as of August 6, 2015 by and between Azure Midstream Energy LLC and Azure Midstream Partners, LP.	8-K	10.1	8/12/2015	001-36018

10.4	Gas Gathering Agreement dated as of August 6, 2015 by and between Azure ETG, LLC and TGG Pipeline, Ltd.	8-K	10.2	8/12/2015	001-36018

10.5	Amendment No. 2 to Credit Agreement and Amendment No. 1 to Security Agreement, dated as of October 26, 2015, by and among Azure Midstream Partners, LP, as borrower, the subsidiaries of Azure Midstream Partners, LP, as guarantors, Wells Fargo Bank, National Association, as administrative agent, and the lender parties thereto.	8-K	10.1	10/30/2015	001-36018

10.6	Contribution, Conveyance and Assumption Agreement dated as of July 31, 2013, by and among Marlin Midstream Partners, LP, Marlin Midstream GP, LLC, Marlin IDR Holdings, LLC, Marlin Midstream, LLC, Marlin Logistics, LLC, NuDevco Partners, LLC, NuDevco Partners Holdings, LLC, NuDevco Midstream Development, LLC, Spark Energy Ventures, LLC and W. Keith Maxwell III.	8-K	10.1	8/5/2015	001-36018

10.7	Omnibus Agreement, dated February 27, 2015, by and among Azure Midstream Energy LLC, Marlin Midstream Partners, LP and Marlin Midstream GP, LLC	8-K	10.1	3/5/2015	001-36018

10.8	Credit Agreement, dated February 27, 2015, by and among Marlin Midstream Partners, LP, as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lender and agent parties thereto.	8-K	10.6	3/5/2015	001-36018

10.9	Registration Rights Agreement, dated February 27, 2015, by and between Marlin Midstream Partners, LP and NuDevco Midstream Development, LLC	8-K	10.2	3/5/2015	001-36018

10.10	Amendment to Wildcat Transloading Services Agreement, dated February 27, 2015, by and between Marlin Logistics, LLC and Associated Energy Services, LP.	8-K	10.3	3/5/2015	001-36018

10.11	Amendment to Ladder Transloading Services Agreement, dated February 27, 2015, by and between Marlin Logistics, LLC and Associated Energy Services, LP.	8-K	10.4	3/5/2015	001-36018

10.12	Amendment to Big Horn Transloading Services Agreement, dated February 27, 2015, by and between Marlin Logistics, LLC and Associated Energy Services, LP.	8-K	10.5	3/5/2015	001-36018

21.1*	List of Subsidiaries.

23.1*	Consent of KPMG LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32**	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

*	Filed Herewith.

**	Furnished Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Azure Midstream Partners, LP
By: Azure Midstream Partners GP, LLC
The General Partner of Azure Midstream Partners, LP
March 30, 2016	By:	/s/ Amanda Bush
Amanda Bush
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 2016	By:	/s/ I.J. “Chip” Berthelot II
I.J. “Chip” Berthelot II President and Chief Executive Officer (Principal Executive Officer) and Director

March 30, 2016	By:	/s/ Amanda Bush
Amanda Bush Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

March 30, 2016	By:	/s/ Thomas O. Whitener, Jr.
Thomas O. Whitener, Jr. Director, Chairman of the Board

March 30, 2016	By:	/s/ Thomas R. Fuller
Thomas R. Fuller Director

March 30, 2016	By:	/s/ James H. Lytal
James H. Lytal Director

March 30, 2016	By:	/s/ Paul G. Smith
Paul G. Smith Director

March 30, 2016	By:	/s/ James P. Benson
James P. Benson Director

March 30, 2016	By:	/s/ Jay M. Frisbie
Jay M. Frisbie Director

March 30, 2016	By:	/s/ Mark F. Mulhern
Mark Mulhern Director

Exhibit Index

	Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

2.1	Transaction Agreement, dated as of January 14, 2015, by and among Azure Midstream Energy LLC, Marlin Midstream Partners, LP, Marlin Midstream GP, LLC, Marlin IDR Holding, LLC and NuDevco Midstream Development, LLC.	8-K	2.1	1/20/2015	001-36018

3.1	Certificate of Limited Partnership of Marlin Midstream Partners, LP.	DRS	3.1	5/3/2013	377-00170

3.2	Certificate of Amendment to the Certificate of Limited Partnership of Marlin Midstream Partners, LP, effective as of May 19, 2015.	10-Q	3.2	8/10/2015	001-36018

3.3	Second Amended and Restated Agreement of Limited Partnership of Marlin Midstream Partners, LP dated as of February 27, 2015.	8-K	3.1	3/5/2015	001-36018

3.4	First Amendment to Second Amended and Restated Agreement of Limited Partnership of Marlin Midstream Partners, LP, effective as of May 19, 2015.	8-K	3.3	5/21/2015	001-36018

3.5	Certificate of Formation of Marlin Midstream GP, LLC.	DRS	3.3	5/3/2013	377-00170

3.6	Certificate of Amendment to Certificate of Formation of Marlin Midstream GP, LLC, effective as of May 19, 2015.	8-K	3.1	5/21/2015	001-36018

3.7	First Amended and Restated Limited Liability Company Agreement of Marlin Midstream GP, LLC	10-K/A	3.4	3/26/2014	001-36018

3.8	First Amendment to First Amended and Restated Limited Liability Company Agreement of Marlin Midstream GP, LLC, effective as of May 19, 2015.	8-K	3.2	5/21/2015	001-36018

10.1*	Amendment No.3 to Credit Agreement and Amendment No. 2 to Security Agreement.

10.2*	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Azure Midstream Partners, LP.

10.3	Contribution Agreement dated as of August 6, 2015 by and between Azure Midstream Energy LLC and Azure Midstream Partners, LP.	8-K	10.1	8/12/2015	001-36018

10.4	Gas Gathering Agreement dated as of August 6, 2015 by and between Azure ETG, LLC and TGG Pipeline, Ltd.	8-K	10.2	8/12/2015	001-36018

10.5	Amendment No. 2 to Credit Agreement and Amendment No. 1 to Security Agreement, dated as of October 26, 2015, by and among Azure Midstream Partners, LP, as borrower, the subsidiaries of Azure Midstream Partners, LP, as guarantors, Wells Fargo Bank, National Association, as administrative agent, and the lender parties thereto.	8-K	10.1	10/30/2015	001-36018

10.6	Contribution, Conveyance and Assumption Agreement dated as of July 31, 2013, by and among Marlin Midstream Partners, LP, Marlin Midstream GP, LLC, Marlin IDR Holdings, LLC, Marlin Midstream, LLC, Marlin Logistics, LLC, NuDevco Partners, LLC, NuDevco Partners Holdings, LLC, NuDevco Midstream Development, LLC, Spark Energy Ventures, LLC and W. Keith Maxwell III.	8-K	10.1	8/5/2015	001-36018

10.7	Omnibus Agreement, dated February 27, 2015, by and among Azure Midstream Energy LLC, Marlin Midstream Partners, LP and Marlin Midstream GP, LLC	8-K	10.1	3/5/2015	001-36018

10.8	Credit Agreement, dated February 27, 2015, by and among Marlin Midstream Partners, LP, as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lender and agent parties thereto.	8-K	10.6	3/5/2015	001-36018

10.9	Registration Rights Agreement, dated February 27, 2015, by and between Marlin Midstream Partners, LP and NuDevco Midstream Development, LLC	8-K	10.2	3/5/2015	001-36018

10.10	Amendment to Wildcat Transloading Services Agreement, dated February 27, 2015, by and between Marlin Logistics, LLC and Associated Energy Services, LP.	8-K	10.3	3/5/2015	001-36018

10.11	Amendment to Ladder Transloading Services Agreement, dated February 27, 2015, by and between Marlin Logistics, LLC and Associated Energy Services, LP.	8-K	10.4	3/5/2015	001-36018

10.12	Amendment to Big Horn Transloading Services Agreement, dated February 27, 2015, by and between Marlin Logistics, LLC and Associated Energy Services, LP.	8-K	10.5	3/5/2015	001-36018

21.1*	List of Subsidiaries.

23.1*	Consent of KPMG LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32**	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

*	Filed Herewith.

**	Furnished Herewith.