Form 10-Q
period 2016-03-31
AZURE MIDSTREAM PARTNERS, LP
filed 2016-05-09
CIK 1575599

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

Or

◻TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Azure Midstream Partners, LP

(Exact Name of Registrant as Specified in its Charter)

Delaware	001-36018	46-2627595
(State or Other Jurisdiction of	Commission file number	(I.R.S. Employer
Incorporation or Organization)		Identification Number)

	12377 Merit Drive Suite 300 Dallas, Texas	75251
	(Address of principal executive offices)	(Zip Code)

(972) 674-5200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑    No  ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes  ☑     No   ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer ◻		Accelerated filer ☒

Non-accelerated filer ◻	(Do not check if smaller reporting company)	Smaller reporting company ◻

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Act).  Yes  ◻   No  ☑

The registrant had the following number of units outstanding as of May 9, 2016:

Class	Units Outstanding
Common Units	11,124,953

___________________________________________________________________________________________________________________________

AZURE MIDSTREAM PARTNERS, LP

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2016

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015	6

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2016 and 2015 (unaudited)	7

Condensed Consolidated Statements of Partners' Capital and Predecessor Parent Company Net Investment for the Three Months Ended March 31, 2016 and 2015 (unaudited)	8

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015 (unaudited)	9

Notes to the Condensed Consolidated Financial Statements (unaudited)	10
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	38
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	57

Item 4. CONTROLS AND PROCEDURES	59

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS	59

Item 1A. RISK FACTORS	59

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	59

Item 3. DEFAULTS UPON SENIOR SECURITIES	59

Item 4. MINE SAFETY DISCLOSURES	59

Item 5. OTHER INFORMATION	59

Item 6. EXHIBITS	59

SIGNATURES	60

GLOSSARY OF TERMS

The following are definitions of certain terms used in this Quarterly Report on Form 10-Q (“Quarterly Report”):

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made in this Quarterly Report and may from time to time otherwise make in other public filings, press releases and discussions by management, forward-looking statements concerning our operations, economic performance and financial condition. These statements can be identified by the use of forward-looking terminology including “may,” “will,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” or other similar words. These statements discuss future expectations, contain projections of results of operations or financial condition or include other “forward-looking” information. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will be realized. These forward-looking statements involve risks and uncertainties. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, the following risks and uncertainties:

•

the volatility of natural gas, crude oil and NGL prices and the price and demand for products derived from these commodities, particularly in the current depressed energy price environment, which has the potential for further deterioration and has resulted in a material reduction in oil and gas exploration, development and production;

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

AZURE MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except number of units)

	(unaudited)
	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$15,961	$7,511
Accounts receivable, net	6,085	5,887
Accounts receivable—affiliates	350	5,148
Other current assets	418	339
Total current assets	22,814	18,885

Property, plant, and equipment, net	403,053	485,155
Intangible assets, net	28,745	59,583
Other assets	321	341
TOTAL ASSETS	$454,933	$563,964

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable and accrued liabilities	$3,404	$6,218
Accounts payable—affiliates	347	96
Total current liabilities	3,751	6,314
Long-term liabilities:
Long-term debt, net of deferred borrowing costs	228,665	228,474
Deferred income taxes	697	1,104
Other long-term liabilities	18,520	11,625
Total liabilities	251,633	247,517
Commitments and contingencies (Note 10)
Partners' capital (1):
Common units (13,064,218 issued and outstanding as of March 31, 2016 and 13,044,654 issued and outstanding as of December 31, 2015)	60,941	127,292
Subordinated units (8,724,545 issued and outstanding as of March 31, 2016 and December 31, 2015)	70,203	114,807
General partner interest	2,945	5,137
Incentive distribution rights (100 issued and outstanding as of March 31, 2016 and December 31, 2015)	69,211	69,211
Total partners’ capital	203,300	316,447
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$454,933	$563,964

(1)

Effective April 1, 2016, as part of the AES Agreement discussed in Note 1, the Partnership will have 11.1 million outstanding common units, no outstanding subordinated units, and 90 outstanding incentive distribution rights units.

See the accompanying notes to the condensed consolidated financial statements.

AZURE MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except unit and per unit data)

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Operating Revenues:
Natural gas, NGLs and condensate revenue	$3,229	$5,564
Natural gas, NGLs and condensate revenue—affiliates	1,047	(18)
Gathering, processing, transloading and other fee revenue	8,077	6,532
Gathering, processing, transloading and other fee revenue—affiliates	328	3,602
Total operating revenues	12,681	15,680
Operating Expenses:
Cost of natural gas and NGLs	3,330	4,319
Cost of natural gas and NGLs—affiliates	—	484
Operation and maintenance	4,071	4,658
General and administrative	2,688	2,874
Depreciation and amortization expense	5,990	3,194
Impairments (Notes 2 and 7)	107,477	—
Total operating expenses	123,556	15,529
Operating income (loss)	(110,875)	151
Interest expense	3,001	3,473
Other expense, net	95	1,099
Net loss before income tax expense	(113,971)	(4,421)
Income tax benefit	(400)	(41)
Net loss	$(113,571)	$(4,380)

Net Income (loss) per unit and distributions declared:
Net loss	$(113,571)	$(4,380)
Less amounts attributable to the General Partner:
Net loss of the Legacy System for the period from January 1, 2015 to February 28, 2015	—	(1,666)
Net loss of the ETG System for the period from January 1, 2015 to March 31, 2015	—	(3,111)
General Partner interest	(2,192)	8
Net loss attributable to the General Partner	(2,192)	(4,769)
Less: Net loss attributable to unvested phantom units	(2,349)	—
Net income (loss) attributable to common and subordinated units (1)	$(109,030)	$389

Net income (loss) per common and subordinated units - basic and diluted (1) (2)	$(5.00)	$0.02
Weighted average number of common units outstanding	13,061,208	9,195,356
Weighted average number of subordinated units outstanding	8,724,545	8,724,545
Distributions declared and paid per common and subordinated units (3)	$—	$0.37

(1)

For the quarter ended March 31, 2015, net income (loss) per unit has been presented for the period March 1, 2015 to March 31, 2015, the period in which units were outstanding for accounting purposes (see Note 1 to the condensed consolidated fianancial statements —  “Sale of General Partner Interest and Contribution of the Legacy System”).

(2)

There were no units or awards issued or outstanding during the three months ended March 31, 2016 and the period March 1, 2015 to March  31, 2015 that would be considered dilutive to the net loss per unit calculation, therefore, basic and diluted net loss per unit are the same for the periods presented.

(3)	The Partnership has suspended the distributions for the quarterly period ended March 31, 2016 (see Note 1 to the condensed consolidated financial statements — “Suspension of Distribution”).

See the accompanying notes to the condensed consolidated financial statements.

AZURE MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL AND

PARENT COMPANY NET INVESTMENT

(in thousands)

(unaudited)

	General	Incentive	Limited Partner
	Partner	Distribution	Common	Subordinated
	Interest	Rights	Units	Units	Total
Balance at December 31, 2015	$5,137	$69,211	$127,292	$114,807	$316,447
Unit based compensation related to long-term incentive plan	—	—	424	—	424
Net loss	(2,192)	—	(66,775)	(44,604)	(113,571)
Balance at March 31, 2016	$2,945	$69,211	$60,941	$70,203	$203,300

See the accompanying notes to the condensed consolidated financial statements.

AZURE MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(113,571)	$(4,380)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization expense	5,990	3,194
Amortization of deferred financing costs	376	423
Unit based compensation related to long-term incentive plan	424	—
Asset impairment	107,477	—
Deferred income taxes	(407)	(211)
Gas imbalance mark-to-market	(181)	—
Changes in assets and liabilities, net of effects of business combination:
Accounts receivable	(358)	1,469
Accounts receivable—affiliates	4,798	(2,910)
Other current assets	(79)	(204)
Other non-current assets	20	—
Accounts payable and accrued liabilities	(2,869)	(3,176)
Accounts payable and accrued liabilities—affiliates	251	1,489
Other long-term liabilities	6,895	6,275
Net cash provided by operating activities	8,766	1,969

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(472)	(1,445)
Cash received under aid in construction contracts	341	1,958
Assumed cash acquired in business combination	—	117,268
Net cash provided by (used in) investing activities	(131)	117,781

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt under the Credit Agreement (Note 8)	—	2,000
Allocated repayments of long-term debt under the Azure Credit Agreement	—	(900)
Repayments of long-term debt under the Partnership's existing credit facility (Note 8)	—	(15,000)
Repayments of long-term debt under the Credit Agreement (Note 8)	(185)	—
Cash distribution related to the Transactions	—	(99,500)
Parent company net investment	—	(871)
Net cash (used in) financing activities	(185)	(114,271)

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,450	5,479

CASH AND CASH EQUIVALENTS—Beginning of Period	7,511	—

CASH AND CASH EQUIVALENTS—End of Period	$15,961	$5,479

See the accompanying notes to the condensed consolidated financial statements.

AZURE MIDSTREAM PARTNERS, LP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

General

In this Quarterly Report, the terms “Partnership”, “our”, “we”, “us” and “its” refer to Azure Midstream Partners, LP itself or Azure Midstream Partners, LP together with its consolidated subsidiaries, which includes the Azure System, as defined below, for all periods presented.

In this Quarterly Report the term “Legacy System” refers to the Legacy gathering system entities and assets, which has been deemed to be the predecessor of the Partnership for accounting and financial reporting purposes. The closing of the transactions described below under "”Sale of General Partner Interests and Contribution of the Legacy System"” (the “Transactions”) occurred on February 27, 2015, and was reflected in the condensed consolidated financial statements of the Partnership using, for accounting purposes, a date of convenience of February 28, 2015 (the “Transaction Date”). The effect of recording the Transactions as of the Transaction Date was not material to the information presented.

In this Quarterly Report the term “Azure System” refers to the operations of the Legacy System, together with the contribution of Azure ETG, LLC; a Delaware limited liability company (“Azure ETG”) that owns and operates the East Texas gathering system, (the “ETG System”), for periods beginning November 15, 2013, representing the period Azure Midstream Energy LLC (“AME”), a Delaware limited liability company that is wholly owned by Azure Midstream Holdings LLC a Delaware limited liability company, (collectively “Azure”), acquired 100% of the equity interests in the entities that own the Legacy System and the ETG System up to the Transaction Date.  Azure contributed the ETG System to the Partnership on August 6, 2015, effective as of July 1, 2015. This transaction was determined to be a transaction between entities under common control for financial reporting purposes. Accordingly, we have recast the financial results of the Partnership to include the financial results of the ETG System for all periods presented.

Organization and Description of Business

Azure Midstream Partners, LP is a publicly traded Delaware master limited partnership that was formed by NuDevco Partners, LLC and its affiliates ("NuDevco") to develop, own, operate and acquire midstream energy assets. We currently offer natural gas gathering, compression, dehydration, treating, processing, and hydrocarbon dew-point control and transportation services to producers, marketers and third-party pipeline companies.

As of March  31, 2016, Azure owned and controlled: (i) our general partner, Azure Midstream Partners GP, LLC, a Delaware limited liability company, (the "General Partner"), through its ownership of a 1.93% general partner interest; (ii) 255,319 common units, representing 1.2% of our outstanding limited partner interests; and (iii) 90% of our IDR Units, as defined below. As of March 31, 2016, NuDevco owned: (i) 1,939,265 of our common units, representing an 8.9% limited partner interest; (ii) 8,724,545 of our subordinated units, representing a 40.0% limited partner interest; and (iii) 10% of our IDR Units, as defined below. As of March 31, 2016, the public owned 10,869,634 of our common units, representing a 49.9% limited partner interest. Azure, through its ownership of our General Partner, controls us and is responsible for managing our business and operations.

Going Concern Uncertainty

The Partnership’s liquidity outlook changed throughout 2015 and continuing through the first quarter of 2016, due to continued low commodity prices, which are expected to affect a number of companies in the oil and natural gas industries, including our customers.  Lower commodity prices have caused a significant reduction in drilling, completing and connecting new wells, which has caused a reduction in our forecasted volumes.  These lower volumes have negatively impacted our operating cash flows.  The downturn in the market has also effected the Partnership’s ability to access the capital markets, which would have allowed the Partnership to facilitate growth or reduce debt.

As a result of these and other factors the Partnership’s ability to comply with financial covenants and ratios in its senior secured revolving credit facility (the "Credit Agreement") has adversely impacted the Partnership’s ability to continue as a going concern. Absent a waiver or amendment, failure to meet these covenants and ratios would have resulted in a default and, to the extent the applicable lenders so elect, an acceleration of the existing indebtedness, causing such debt of approximately $231.6 million to be immediately due and payable. Based upon our current estimates and expectations for commodity prices in 2016, we do not expect to remain in compliance with all of the restrictive covenants contained in our Credit Agreement throughout 2016 unless those requirements are waived or amended. The Partnership does not currently have adequate liquidity to repay all of its outstanding debt in full if such debt were accelerated.

The report of the Partnership’s independent registered public accounting firm that accompanies its 2015 audited consolidated financial statements contains an explanatory paragraph regarding the substantial doubt about the Partnership’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty. The Partnership’s Credit Agreement contains the requirement to deliver audited consolidated financial statements without a going concern or like qualification or exception. Consequently, the Partnership would have been in default under the Credit Agreement. Had we been unable to obtain a waiver or other suitable relief from the lenders under the Credit Agreement prior to the expiration of the 30 day grace period, an Event of Default (as defined in the Credit Agreement) would have resulted in the lenders holding a majority of the commitments under the Credit Agreement, accelerate the outstanding indebtedness, which would have made it immediately due and payable. On March 29, 2016, the Partnership entered into the Third Amendment to the Credit Agreement (as defined below). See Note 3 for further information regarding our ability to continue as a going concern.

Associated Energy Services, LP (“AES”) Contract Terminations

During the first quarter of 2016, AES was delinquent in paying amounts invoiced under its gathering and processing contracts, as well as its logistics contracts, with subsidiaries of the Partnership.  The contracts had provisions requiring AES to make payments based on minimum volume commitments (“MVCs”). AES caused its bank to issue a $15.0 million letter of credit to the administrative agent under the Credit Agreement to secure the amount of its obligations under its logistics contracts. On March 31, 2016, the Partnership’s General Partner executed a settlement agreement with AES and its parent, NuDevco, (the “AES Agreement”) to resolve these issues under the gathering and processing agreements and the logistics contracts.  The execution of the AES Agreement resulted in the following: (i) on April 1, 2016, AES instructed our administrative agent to draw down the full $15.0 million amount of the letter of credit, the proceeds of which were applied to pay down debt under our Credit Agreement; (ii) effective as of January 1, 2016 the gathering and processing agreement and the logistics contracts were terminated; (iii) effective April 1, 2016, NuDevco surrendered to the Partnership 8,724,545 subordinated units, 1,939,265 common units and 10 IDR Units of the Partnership held by NuDevco or its subsidiary; (iv) the parties released each other from other claims in respect of the terminated contracts; and (v) AES assigned all of its rights and interests in third-party contracts to Azure. The AES Agreement was subject to final approval from the lenders under the Credit Agreement. See Note 15 for information on the effect of the AES Agreement on ongoing operations.

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

Suspension of Distribution

As a result of covenant restrictions contained in our Credit Agreement, the Partnership’s board of directors and management have suspended the distribution for the quarterly period ended March 31, 2016. The board of directors will continue to evaluate the Partnership’s ability to reinstate the distribution, although reinstatement of distributions is not expected in the near term absent substantial improvement in our operating performance and compliance with the terms of our Credit Agreement.

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

The ETG System includes approximately 255 miles of gathering pipelines, two treating plants, 5 MMcf/d of processing capacity and four interconnections with major interstate pipelines providing 1.75 Bcf per day of access to downstream markets. A total of 336,000 gross acres in thepresee Haynesville Shale and Bossier Shale formations are dedicated to the ETG System under 23 long-term producer contracts.

The Partnership financed the cash consideration portion of the ETG Contribution with an $80.0 million draw from its credit facility.

2.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Azure Midstream Partners, LP

The condensed consolidated financial statements give effect to the business combination, accounted for in accordance with the applicable reverse merger accounting guidance, the Transactions under the acquisition method of accounting and the Contribution Agreement, which was determined to be a transaction between entities under common control.

Azure acquired a controlling financial interest in us through the acquisition of our General Partner. As a result, the Legacy System was deemed to be the accounting acquirer of the Partnership because its parent company, Azure, obtained control of the Partnership through its control of the General Partner. Consequently, the Legacy System was deemed to be the predecessor of the Partnership for financial reporting purposes, and the historical financial statements of the Partnership were recast and reflect the Legacy System for all periods prior to the closing of the Transactions. The closing of the Transactions occurred on February 27, 2015, and are reflected in the condensed consolidated financial statements of the Partnership as of the Transaction Date. The recording of the Transactions as of the Transaction Date did not have a material effect to the condensed consolidated financial statements.

The Legacy System's assets and liabilities retained their historical carrying values. Additionally, the Partnership's assets acquired and liabilities assumed by the Legacy System in the business combination were recorded at their fair values measured as of the Transaction Date. The excess of the assumed purchase price of the Partnership over the estimated fair values of the Partnership's net assets acquired was recorded as goodwill. The assumed purchase price or enterprise value of the Partnership was determined using acceptable fair value methods, and was partially derived from the consideration Azure paid for the General Partner and 90 of the IDR Units. Additionally, because the Legacy System was reflected at Azure’s historical cost, the difference between the $162.5 million in consideration paid by the Partnership and Azure's historical carrying values, net book value, at the Transaction Date was recorded as an increase to partners’ capital in the amount of $51.7 million. The purchase price and fair values were prepared with the assistance of the Partnership's external fair value specialists and represent management's best estimate of the enterprise value and fair values of the Partnership.

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

In preparing financial statements in accordance with GAAP, management makes informed judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses. Management evaluates its estimates and related assumptions regularly, utilizing historical experience and other methods considered reasonable under the particular circumstances. Changes in facts and circumstances or additional information may result in revised estimates and actual results may differ from these estimates. Effects on the business, financial condition and results of operations resulting from revisions to estimates are recognized when the facts that give rise to the revision become known. The information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial statements. Operating results for the three months ended March  31, 2016 and 2015 are not necessarily indicative of the results which may be expected for the full year or for any interim period. The condensed consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Revenues were identified by contracts that are specifically identifiable to the Azure System. Depreciation and amortization are based upon assets specifically identified to the Azure System. Salaries, benefits and other general and administrative costs were allocated to the Azure System based on management’s use of a reasonable allocation methodology as such costs were historically not allocated to the Azure System. Azure’s direct investment in the Azure System is presented as parent company net investment in the condensed consolidated balance sheets and includes the accumulated net earnings and accumulated net contributions from Azure, including allocated long‑term debt, interest expense and general and administrative expenses.

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

The Azure System utilized Azure’s centralized processes and systems for cash management, payroll, purchasing and expenditures. As a result, cash generated by and cash received by the Azure System was deposited in and commingled with the general corporate funds of Azure and was not specifically allocated to the Azure System. The net results of these cash transactions between the Azure System and Azure are reflected in parent company net investment in the condensed consolidated balance sheets.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Trade accounts receivable arise from our natural gas sales, natural gas gathering, compression, dehydration, treating, processing, and hydrocarbon dew-point control and transportation services. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the condensed consolidated statements of cash flows. We had no allowance for doubtful accounts as of March 31, 2016 and December 31, 2015.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk are primarily accounts receivable. As of March 31, 2016,  two customers accounted for more than 10% of our accounts receivable, EOG Resources, Inc., which accounted for 27.9% and BP plc, which accounted for 20.1% of our accounts receivable.

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

The Partnership capitalizes all construction-related direct labor and material costs, as well as indirect construction costs. Indirect construction costs include general engineering, insurance, taxes and the cost of funds used during construction. Capitalized interest is calculated by multiplying the Partnership’s monthly weighted average interest rate on outstanding debt by the amount of qualifying costs. After major construction projects are completed, the associated capitalized costs including interest are depreciated over the estimated useful life of the related asset. There was no capitalized interest recognized by the Partnership during the three months ended March 31, 2016 and 2015.

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

Impairment of Long‑Lived Assets

We evaluate our long-lived assets, which include finite-lived intangible assets, for impairment when events or circumstances indicate that their carrying values may not be recoverable. These events include, but are not limited to, market declines that are believed to be other than temporary, changes in the manner in which we intend to use a long-lived asset, decisions to sell an asset and adverse changes in the legal or business environment such as adverse actions by regulators. If an event occurs, we evaluate the recoverability of our carrying value based on the long-lived asset's ability to generate future cash flows on an undiscounted basis. If the undiscounted cash flows are not sufficient to recover the long-lived asset's carrying value, or if we decide to sell a long-lived asset or group of assets, we adjust the carrying values of the asset downward, if necessary, to their estimated fair value. Our fair value estimates are generally based on assumptions market participants would use, including market data obtained through the sales process or an analysis of expected discounted cash flows. See Note 7.

Intangible Assets

We evaluate intangible assets for impairment upon a significant change in the operating environment or whenever circumstances indicate that the carrying value may not be recoverable. If an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value, which is generally based on discounted future cash flows.

As part of the AES Agreement executed on March 31, 2016, the gathering and processing agreement and the logistics contracts were terminated effective January 1, 2016.  Accordingly, the intangible assets which represented the existing customer relationship with AES were impaired.  The intangible assets were identified as part of the purchase price allocation to the Partnership's assets acquired by the Azure System.  The remaining balance of the intangible asset will be eliminated in the second quarter of 2016 as part of the assignment of common and subordinated units and IDR Units from NuDevco to the Partnership. See Note 7.

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

Deferred Financing Costs

Financing costs incurred in connection with the issuance of debt are capitalized and amortized as interest expense under the effective interest method over the term of the related debt. The unamortized balance of deferred financing costs is included within long-term debt, net of deferred borrowing costs within the condensed consolidated balance sheets. The Partnership had net deferred loan costs of $2.9 million and $3.3 million as of March 31, 2016 and December 31, 2015, these deferred loan costs will be amortized over the maturity period of the Credit Agreement. All deferred financing costs included within the Azure System’s consolidated balance sheets, up to the Transaction Date, are associated with the Azure Credit Agreement. See Note 8.

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

AES was the sole customer of the crude oil logistics business.  As a result of the termination of these contracts on April 1, 2016, we currently have no customers for our crude oil logistics business.  If we are unable to secure additional customer contracts during the second quarter of 2016, the logistics segment may be reflected as a discontinued operation within our financial statements.

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

The Partnership’s fee-based contracts provide for a fixed fee arrangement for one or more of the following midstream services: natural gas gathering, compression, dehydration, treating, processing and hydrocarbon dew-point control and transportation services to producers, third-party pipeline companies and marketers. Under these arrangements, the Partnership is paid a fixed fee based on the volume of the natural gas the Partnership gathers and processes, and recognizes revenues for its services in the month such services are performed. Substantially all of these fee-based agreements contain MVCs and annual inflation adjustments.

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

The Legacy System’s primary revenue producing activities were the sales of natural gas and NGLs purchased from third parties, for which the Legacy System took title, and the sale of condensate liquids. Natural gas revenues were derived from transactions that were completed under contracts with limited commodity price exposure, and the Legacy System elected the normal purchases and normal sales exemption on all such transactions for accounting purposes. The Legacy System  received a market price per barrel on our revenue from natural gas condensate liquids. The Legacy System recognized the natural gas and condensate revenues and the associated purchases and expenses on a gross basis within its statement of operations. The cost of natural gas purchased from third parties was reported as a component of operating costs and expenses. Secondarily, the Legacy System  earned gathering services and other fee revenues from the transportation, gathering, compression and treating of natural gas. These gathering services and other fees are generally provided on a fixed fee basis per unit based on the volumes Mcf or heating content MMBtu of natural gas.

The ETG System has a natural gas gathering agreement with a customer that provides for a minimum revenue commitment (“MRC”). Under the MRC, our customer agrees to pay a minimum monetary amount over certain periods during the term of the MRC. The customer must make a deficiency payment to us at the end of the contract year if its actual revenues are less than its MRC for that year. The customer is entitled to utilize the deficiency payments to offset gathering fees in the following periods to the extent that such customer’s revenues in the following periods exceed its MRC for that period. This contract provision ranges for the entire duration of the gas gathering agreement, which is ten years. We record customer billings for obligations under the MRC, solely with respect to this natural gas gathering agreement, as deferred revenue when the customer has the right to utilize deficiency payments to offset gathering fees in subsequent periods. We recognize deferred revenue under this arrangement as revenue once all contingencies or potential performance obligations associated with the related revenues have either: (i) been satisfied through the gathering of future excess volumes of natural gas; or (ii) expired, or lapsed through the passage of time pursuant to the terms of the natural gas gathering agreement. We classify deferred revenue as noncurrent where the expiration of the customer’s right to utilize deficiency payments is greater than one year. As of March 31, 2016 and December 31, 2015, deferred revenue under the MRC agreement was $18.5 million and $11.6 million and is included within other long-term liabilities in the condensed consolidated balance sheets. No deferred revenue amounts under these arrangements were recognized as revenue during the three months ended March 31, 2016 and 2015.

Accounts Payable and Accrued Liabilities

The Partnership's accounts payable and accrued liabilities as of March 31, 2016 and December 31, 2015, consist of obligations arising during the normal course of the Partnership's business operations which are expected to be settled within a period of twelve months.

Fair Value of Financial Instruments

Accounting guidance requires the disclosure of the fair value of all financial instruments that are not otherwise recorded at fair value in the financial statements. The carrying amount of long-term debt reported within the condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015 approximates fair value, because of the variable rate nature of the long-term debt. The fair value of the debt is considered a Level 2 fair value measurement. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities reported within the condensed consolidated balance sheets approximate fair value due to the short-term nature of these items.

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

Asset Retirement Obligations

Applicable accounting guidance requires us to evaluate whether any future asset retirement obligations exist as of March 31, 2016 and December 31, 2015, and whether the expected retirement date of the related costs of retirement can be estimated. We have concluded that our natural gas gathering system assets, which include pipelines and processing and treating facilities, have an indeterminate life because they are owned and will operate for an indeterminate future period when properly maintained. A liability for these asset retirement obligations will be recorded only if and when a future retirement obligation with a determinable life is identified. The Partnership has not recognized any asset retirement obligations as of March 31, 2016 and December 31, 2015 because we have no current intention of discontinuing use of any significant assets in the long-term.

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

Income Taxes

The Partnership and its condensed consolidated subsidiaries are not taxable entities for U.S. federal income tax purposes or for the majority of states that impose an income tax. Generally, income taxes are not levied at the entity level, but rather on the individual partners of the Partnership. The Partnership is subject to the Revised Texas Franchise Tax (“Texas Margin Tax”). The Texas Margin Tax is computed on modified gross margin, and is recorded as income tax expense in the condensed consolidated statements of operations. In June 2013, the State of Texas enacted certain changes to the Texas Margin Tax which lowered the tax rate and expanded the scope of depreciation deductions. The Partnership does not do business in any other state where a similar tax is applied. As of March 31, 2016 and December 31, 2015, the Partnership had a non-current liability of $0.7 million and $1.1 million for deferred taxes.

Parent Company Net Investment

Parent company net investment represents the accumulated net earnings of the operations and the accumulated net contributions from Azure. Net contributions for the period January 1, 2015 to February 28, 2015 for the Legacy System and the period from January 1, 2015 to March 31, 2015 for the ETG System, were primarily comprised of intercompany operations and maintenance expense, cash clearing and other financing activities, and debt and general and administrative costs allocations to the Azure System. The parent company net investment was eliminated upon the contributions of the Legacy System and ETG System to the Partnership.

Net Income (Loss) Per Unit

Net income (loss) per unit is presented for the three months ended March 31, 2016 and the period from March 1, 2015 to March 31, 2015 as this is the period in which the Partnership's results of operations are included within net loss. The Azure System from the period January 1, 2015 up to the Transaction Date had no units and therefore net loss per unit is not presented for periods in which net loss consists only of the Azure System.

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

In April 2015, the FASB issued a pronouncement that specifies how to calculate historical earnings per unit for a master limited partnership with retrospectively adjusted financial statements subsequent to a drop-down acquisition. The amendments specify that for purposes of calculating historical earnings per unit under the two-class method, the earnings or losses of a transferred business before the date of a drop-down acquisition are to be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners would not change as a result of the dropdown acquisition. Qualitative disclosures about how the rights to the earnings or losses differ before and after the drop-down acquisition occurs for purposes of computing earnings per unit under the two-class method are also required. This standard will become effective beginning in 2016; however, we have elected to early adopt this standard in this report and have retrospectively adjusted our prior period balances related to this standard in this report. See Note 5.

In February 2016, the FASB issued a pronouncement amending disclosure and presentation requirements for lessees and lessors to better reflect the recognition of assets and liabilities that arise from leases. The pronouncement states that a lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term on the face of the balance sheet. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Similarly, optional payments to purchase the underlying asset should be included in the measurement of lease assets and lease liabilities only if the lessee is reasonably certain to exercise that purchase option. In addition, also consistent with the previous leases guidance, a lessee (and a lessor) should exclude most variable lease payments in measuring lease assets and lease liabilities, other than those that depend on an index or a rate or are in substance fixed payments. This standard will become effective beginning in 2019.

In September 2015, the Financial Accounting Standards Board ("FASB") issued a new accounting standard, which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. The standard is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. The update was implemented on January 1, 2016.

In April 2015, the FASB issued a new accounting standard that simplifies the presentation of debt issuance costs. The amended guidance requires that debt issuance costs related to a recognized debt liability be presented within the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Partnership adopted the guidance effective January 1, 2016. The standard only affected the presentation of the Partnership's condensed consolidated balance sheet and does not affect any of the Partnership's other financial statements.

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

There are currently no other recent accounting pronouncements that have been issued that we believe will materially affect our condensed consolidated financial statements.

3. GOING CONCERN

The precipitous decline in oil and natural gas prices during 2015 and into 2016 has had a significant adverse impact on our business, and has impacted the Partnership’s ability to comply with financial covenants and ratios in its Credit Agreement.  Based upon our current estimates and expectations for commodity prices in 2016, we do not expect to remain in compliance with all of the restrictive covenants contained in the Credit Agreement throughout 2016 unless those requirements are waived or amended. Absent a waiver or amendment, failure to meet these covenants and ratios would result in a default and, to the extent the applicable lenders so elect, an acceleration of the existing indebtedness, causing such debt of approximately $231.6 million to be immediately due and payable.  As part of the AES Agreement discussed in Note 1, on April 1, 2016, the proceeds from the $15.0 million letter of credit were applied to pay down debt under our Credit Agreement resulting in a balance of $216.6 million. The Partnership does not currently have adequate liquidity to repay all of its outstanding debt in full if such debt were accelerated.

The Credit Agreement requires us to deliver audited, consolidated financial statements without a “going concern” or like qualification or exception. On March 29, 2016, the Partnership entered into the Third Amendment. Pursuant to the Third Amendment, we have received an agreement from our lenders that the default resulting from non-compliance with our financial covenants and ratios has been waived as it relates to the 2015 consolidated financial statements.

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

The significant risks and uncertainties described above raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty.

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

4.  PARTNERSHIP EQUITY AND DISTRIBUTIONS

Outstanding Units

As of March 31, 2016, our general partner interests consisted of 429,365 general partner units. As of March 31, 2016, the Partnership had common units outstanding of 13,064,218 and subordinated units outstanding of 8,724,545. Azure owned 100% of the interest in our General Partner, representing a 1.9% general partner interest, 255,319 common units representing a 1.2% limited partner interest and 90% of our IDR Units. As of March 31, 2016, NuDevco owned: (i) 1,939,265 of our outstanding common units, representing an 8.9% limited partner interest; (ii) all of our subordinated units, representing a 40.0% limited partner interest; and (iii) 10% of our IDR Units. As of March 31, 2016, the public owned 10,869,634 of our common units, representing a 49.9% limited partner interest.

As a result of the AES Agreement, effective April 1, 2016, NuDevco surrendered to the Partnership 8,724,545 subordinated units, 1,939,265 common units and 10 IDR Units of the Partnership held by NuDevco or its subsidiary leaving 11,124,953 common units outstanding.

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

On February 1, 2016, the Partnership announced a temporary suspension of the distributions for the quarterly period ended December 31, 2015. In addition, we have also suspended the distributions for the quarterly period ended March 31, 2016, primarily due to liquidity constraints contained in the Third Amendment. Should the distributions be reinstated, the common unitholders will be entitled to receive the minimum quarterly distribution of $0.35 per unit in arrears for each quarter as to which the distributions were suspended.  Payment of any such amount in arrears will be subject to board of directors approval and compliance with the terms of our Partnership Agreement and the agreements governing our indebtedness. Our ability to pay distributions also is reliant on our ability to comply with restrictions contained in the agreements governing our debt. However, there is no guarantee that we will pay the minimum quarterly distribution on our units in any quarter.

The Partnership declared the following cash distributions to its unitholders of record for the periods presented:

	Total Quarterly
	Distribution per	Total Cash	Date of
Quarter ended:	Unit	Distribution (1)	Distribution
March 31, 2016 (2)	$—	—
December 31, 2015 (2)	$—	—
September 30, 2015	$0.370	$8,213	November 13, 2015
June 30, 2015	$0.370	$8,187	August 14, 2015
March 31, 2015	$0.370	$6,763	May 15, 2015

(1)

Total distribution amount includes the distributions paid to our General Partner and does not include the payment associated with the distribution equivalent rights that accrue on all unvested phantom units that have been issued under our long-term incentive plan.

(2)

Distributions for the quarterly periods ended March 31, 2016 and December 31, 2015 have been suspended primarily due to the Partnership’s liquidity constraints contained in the amendments to its Credit Agreement.

General Partner Interest

As of March  31, 2016, Azure owned 100% of our general partner interest. If we issue additional units, our General Partner has the right, but not the obligation, to contribute a proportionate amount of capital to us in order to maintain its general partner interest. The general partner interest, and the percentage of our cash distributions to which our General Partner is entitled from such interest, will be proportionately reduced if we issue additional units in the future (other than the issuance of common units upon conversion of outstanding subordinated units or the issuance of common units upon a reset of the incentive distribution rights) and our General Partner does not contribute a proportionate amount of capital to the Partnership in order to maintain its general partner interest. As of March 31, 2016, the general partner interest was the equivalent of 1.9%. This is a result of our General Partner electing not to make a contribution in connection with the previous issuances of common units related to the vesting of awards under the Marlin Midstream Partners, LP 2013 Long-Term Incentive Plan (“LTIP”) (See Note 12), or in connection with the issuance of 255,319 common units to Azure in connection with the contribution of Azure ETG.

Incentive Distribution Rights

As of March 31, 2016, Azure owned 90 of our IDR Units and NuDevco owned 10 of our IDR Units. The IDR Units entitle the holder to receive an increasing percentage, 13%, 23% and 48%, of quarterly distributions of available cash from operating surplus after the minimum quarterly distribution and certain target distribution levels have been achieved. The target distribution levels are defined within the Partnership Agreement as: (i) the First Target Distribution of $0.4025 per unit per quarter; (ii) the Second Target Distribution of $0.4375 per unit per quarter; and (iii) the Third Target Distribution of $0.5250 per unit per quarter. The maximum distribution of 48% does not include any distributions that our General Partner, Azure or NuDevco may receive on common, subordinated or general partner units that they own.

As discussed above, NuDevco surrendered to the Partnership 10 IDR Units effective April 1, 2016.

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

As previously disclosed, the Partnership temporarily suspended distributions for the fourth quarter of 2015 and first quarter of 2016.  Should the distributions be reinstated, the common unitholders will be entitled to receive the minimum quarterly distribution of $0.35 per unit in arrears for each quarter as to which the distributions were suspended prior to distributions being made in respect of IDR Units or any junior securities. Payment of any such amount in arrears will be subject to board of directors approval and compliance with the terms of our Partnership Agreement and the agreements governing our indebtedness.

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

5. NET INCOME (LOSS) PER UNIT

The Partnership's condensed consolidated statements of operations were recast to reflect the Azure System for periods prior to March 1, 2015 in accordance with applicable accounting and financial reporting guidance. The Azure System had no units outstanding prior to the Transaction Date. Therefore, net income per unit for the three months ended March 31, 2015 is presented for the period March 1, 2015 to March 31, 2015, which is the period the Partnership's results of operations are included within these condensed consolidated financial statements and the period in which the Partnership's units were reflected as outstanding within these condensed consolidated financial statements.

The Partnership’s net income (loss) for the three months ended March 31, 2016 and the period March 1, 2015 to March 31, 2015 is allocated to the General Partner and our limited partners in accordance with their respective ownership percentages and, when applicable, giving effect to the IDR Units. The ETG System's net losses of $3.1 million have been allocated to the General Partner for the period January 1, 2015 to March 31, 2015 as this period preceded the contribution date of August 6, 2015. Basic and diluted net income (loss) per unit is calculated by dividing the partner’s interest in net income (loss) by the weighted average number of units outstanding during the period. There were no units or awards issued or outstanding during the three months ended March 31, 2016 and the period March 1, 2015 to March  31, 2015 that would be considered dilutive to the net income (loss) per unit calculation, and, therefore, basic and diluted net income (loss) per unit are the same for the periods presented.

For the three months ended March 31, 2016, net loss was allocated to the unvested phantom unit awards granted to our executive officers and certain employees for the earnings per unit calculation. Relevant accounting guidance requires unvested unit-based payments that entitle employees to receive non-forfeitable distributions are considered participating securities for earnings per unit calculations.

The following table illustrates the Partnership’s calculation of net income (loss) per unit for common and subordinated units for the periods presented:

	Three Months Ended	March 1, 2015 to
In thousands, except per unit data	March 31, 2016	March 31, 2015
Net loss	$(113,571)	$(4,380)
Less amounts attributable to the General Partner:
Net loss of the Legacy System for the period January 1, 2015 to February 28, 2015	—	(1,666)
Net loss of the ETG System for the period January 1, 2015 to March 31, 2015	—	(3,111)
General Partner interest	(2,192)	8
Net loss attributable to the General Partner	(2,192)	(4,769)
Less: Net loss attributable to unvested phantom units	(2,349)	—
Net income (loss) attributable to common and subordinated units	$(109,030)	$389

Net income (loss) per common and subordinated units - basic and diluted	$(5.00)	$0.02

Weighted average units outstanding - basic and diluted
Common units (1)	13,061,208	9,195,356
Subordinated units	8,724,545	8,724,545
Total	21,785,753	17,919,901

______________________________

(1) As of April 1, 2015 the outstanding common units were 11,124,953 per the terms of the AES Agreement. See Note 15.

6. ACQUISITIONS

Effective as of the Transaction Date, Azure contributed the Legacy System to the Partnership in exchange for aggregate consideration of $162.5 million, which was paid to Azure in the form of: (i) $99.5 million in cash; and (ii) the issuance of 90 of our IDR Units. The cash portion of the contribution was funded through borrowings under the Partnership's Credit Agreement (see Note 8).

The Legacy System  has been deemed to be the accounting acquirer of the Partnership in the business combination because its parent company, Azure, obtained control of the Partnership through the indirect control of the General Partner. Consequently, the Legacy System’s assets and liabilities retained their historical carrying values. The Partnership's assets acquired and liabilities assumed by the Legacy System  have been recorded at their fair values measured as of the Transaction Date. The excess of the assumed purchase price over the estimated fair values of the Partnership's net assets acquired were recorded as goodwill. The assumed purchase price and fair value of the Partnership has been determined by using a combination of an income, market and cost valuation methodology and considered the evaluation of comparable company transactions, the Partnership's discounted future cash flows, the fair value of the Partnership's common units as of the Transaction Date and the consideration paid by Azure for the general partner interest and IDR Units. The purchase price allocation has been prepared based on a valuation report prepared with the assistance of the Partnership’s fair value specialists and represents management’s best estimate of the enterprise and fair values of the Partnership.

The property, plant and equipment of the Legacy System has been reflected at its historical net carrying value, which is greater than the consideration paid for the business. The excess of the historical carrying value over the consideration paid was $51.7 million and is reflected as an increase to Partners' Capital in the condensed consolidated statement of partners' capital and parent company net investment. Additionally, the Partnership did not assume certain liabilities of the Legacy System as part of the Contribution, and, as a result, the amount of such liabilities not assumed is considered a deemed contribution within the statement of partners' capital.

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

Goodwill recognized from the business combination primarily related to the value attributed to additional growth opportunities, synergies and operating leverage within the Partnership's areas of operation. Goodwill was allocated to our gathering and processing segment and our logistics segment. Goodwill was fully impaired in September 2015. The assumed purchase price and fair values have been prepared with the assistance of our external fair value specialists, and represent management's best estimate of the enterprise value and fair values of the Partnership as of this date.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information for the three months ended March 31, 2015, gives effect to the Transactions as if they had occurred on January 1, 2015. The unaudited pro forma financial information has been included for comparative purposes only and is not necessarily indicative of the results that might have occurred had the Transactions taken place on the dates indicated and is not intended to be a projection of future events. The pro forma adjustments for the periods presented consist of: (i) adjustments to combine the Azure System and the Partnership's historical results of operations for the periods; (ii) adjustments to interest expense to remove the previously recognized interest expense and include the interest expense associated with our Credit Agreement (see Note 8); and (iii) adjustments to depreciation and amortization expense attributable to adjustments recorded as a result of the purchase price allocation to the Partnership's assets and liabilities.

The following table presents the unaudited pro forma revenues, net loss and basic and diluted per unit information:

Three Months Ended March 31,
In thousands, except per-unit amounts	2015
Pro forma operating revenues	$25,541
Pro forma net loss	$(12,091)
Pro forma net loss attributable to limited partners	$(11,854)
Pro forma net loss per limited partner common and subordinated units - basic and diluted	$(0.66)

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

7. PROPERTY, PLANT AND EQUIPMENT AND INTANGIBLE ASSETS

Property, plant and equipment, net

Property, plant and equipment, net is comprised of the following as of each period presented:

	Estimated
	Useful	March 31,	December 31,
In thousands	Lives (Years)	2016	2015
Gathering pipelines and related equipment	45	$281,477	$319,058
Gas processing and compression facilities	20	133,941	173,679
Buildings	30	2,144	2,175
Other depreciable assets	3 - 15	5,543	5,589
Land and rights of way		9,027	9,027
Construction in progress		(64)	277
Total property, plant and equipment		432,068	509,805
Accumulated depreciation		(29,015)	(24,650)
Total property, plant and equipment, net		$403,053	$485,155

With the recent decline in commodity prices negatively affecting the level of natural gas and crude oil production as well as the terms of the AES Agreement, we concluded that a triggering event had occurred which required a test for impairment of our assets. The fair value of our long-lived assets was below the carrying value for our gathering and processing assets.  As a result, we recorded an impairment of $78.3 million to adjust the processing assets to their net realizable value in the three months ended March 31, 2016.

The net realizable value for the processing assets was determined based upon third party valuations and recent market transactions which are considered Level 2 and Level 3 inputs in accordance with the accounting guidance.

Depreciation expense was $4.4 million for the three months ended March 31, 2016 and $2.7 million for the three months ended March 31, 2015.

Intangible assets, net

As part of the AES Agreement executed on March 31, 2016, the gathering and processing agreement and the logistics contracts were terminated effective January 1, 2016.  Accordingly, the intangible assets which represented the existing customer relationship with AES were impaired.  The intangible assets were identified as part of the purchase price allocation to the Partnership's assets acquired by the Azure System.

The Partnership recorded an intangible asset impairment of $29.2 million during the three months ended March 31, 2016.  The remaining balance of the intangible asset will be eliminated in the second quarter of 2016 as part of the assignment of common and subordinated units and IDR Units from NuDevco to the Partnership.

The intangible impairment recorded in the three months ended March 31, 2016 was calculated based upon the fair value of the NuDevco units that were surrendered on April 1, 2016.  The fair value of the common shares were determined based upon the unit price as of March 31, 2016 which is considered a Level 1 input.  The fair values of the subordinated units and IDR Units were derived from the common unit price as of March 31, 2016 and was determined using the purchase price valuation performed in connection with the Transactions which is considered a Level 2 input.

The amortization expense associated with the customer contracts and customer relationships intangible assets, which is included within depreciation and amortization expense within the statement of operations was $1.6 million and $0.5 million for the three months ended March 31, 2016 and 2015.

8. LONG-TERM DEBT

Long-term debt, net of deferred borrowing costs consists of the following:

In thousands	March 31, 2016	December 31, 2015
Long-term debt associated with the Partnership's Credit Agreement	$231,550	$231,735
Less: Current portion of long-term debt	—	—
Total long-term debt	231,550	231,735
Net deferred borrowing costs	2,885	3,261
Total long-term debt, net of deferred borrowing costs	$228,665	$228,474

Credit Agreement

On February 27, 2015, we entered into the Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and SG Americas Securities, LLC, collectively, (the “Lenders”). On October 26, 2015, the Partnership entered into the second amendment to the Credit Agreement, (the “Second Amendment”). On March 29, 2016, the Partnership entered into the Third Amendment.

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

Borrowings under the Credit Agreement bear interest at: (i) the LIBOR Rate, as defined in the Credit Agreement, plus an applicable margin of 3.25% to 4.25%; or (ii) the Base Rate, as defined in the Credit Agreement plus an applicable margin of 2.25% to 3.25%, in each case, based on the Consolidated Total Leverage Ratio,as defined in the Credit Agreement.

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

As of March 31, 2016, we had outstanding borrowings under the Credit Agreement of $231.6 million. For the three months ended March 31, 2016 interest expense associated with the Credit Agreement was $2.6 million. For the period March 1, 2015 to March 31, 2015 interest expense associated with the Credit Agreement was $0.6 million. We had net deferred loan costs of $2.9 million and $3.3 million as of March 31, 2016 and December 31, 2015 in connection with the Credit Agreement. These financing costs were classified within long-term debt, net of deferred borrowing costs in the condensed consolidated balance sheets and will be amortized to interest expense and related charges over the maturity period of the Credit Agreement.

As part of the AES Agreement discussed in Note 1, on April 1, 2016, the proceeds from the $15.0 million letter of credit were applied to pay down debt under our Credit Agreement resulting in a balance of $216.6 million.

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

Our maximum permitted consolidated leverage ratio as a result of the Second Amendment was superseded by the Third Amendment and waived as an event of default until June 30, 2016.

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

Azure Credit Agreements

On November 15, 2013, Azure closed on a $550.0 million Senior Secured Term Loan B (the "TLB") maturing November 15, 2018, and a $50.0 million Senior Secured Revolving Credit Facility, the ("Revolver") and collectively with the TLB, the ("Azure Credit Agreement"), with a maturity of November 15, 2017. Borrowings under the Azure Credit Agreement were unconditionally guaranteed, jointly and severally, by all of the Azure subsidiaries and are collateralized by first priority liens on substantially all of existing and subsequently acquired assets and equity. The Azure Credit Agreement weighted average interest rate for the period from January 1, 2015 to February 28, 2015 was 6.50%.

Azure System Long-term Debt and Related Expense Allocations

The Azure Credit Agreement served as the sole borrowing agreement applicable for the Azure System from the period November 15, 2013 up to the Transaction Date. In addition, substantially all of Azure’s subsidiaries, including the Azure System, served as guarantors and pledger's with respect to the Azure Credit Agreement. The Azure System’s long-term debt and related expense balances for the period from January 1, 2015 to February 28, 2015 represent an allocation of its proportionate share of the Azure consolidated long-term debt presented in accordance with applicable accounting guidance. The allocation of long-term debt and related expense is based on the Azure System’s proportional carrying value of assets as a percentage of total assets financed by the Azure Credit Agreement.

In connection with entering into the Azure Credit Agreement, Azure incurred financing costs, which were deferred and amortized over the maturity period of the Azure Credit Agreement. These deferred financing costs have also been allocated to the Azure System’s balance sheet, included within other non-current assets, as of December 31, 2015. The Azure System's interest expense allocation has also been calculated using a similar allocation methodology as long-term debt.

The weighted average long-term debt allocated to the Azure System for the period January 1, 2015 to February 28, 2015 was $192.0 million. The weighted average long-term debt allocated to the Partnership for the Azure ETG System was $55.1 million for the period March 1, 2015 to March 31, 2015. The interest expense allocated to the Azure System for the period January 1, 2015 to February 28, 2015 was $2.3 million of which $0.3 million was associated with the allocation of deferred financing cost amortization expense. The interest expense allocated to the Partnership for the Azure ETG System was $0.4 million for the period March 1, 2015 to March 31, 2015, of which $0.1 million was associated with the allocation of deferred financing cost amortization expense.

The allocation of long-term debt and related expenses to the Azure System were in accordance with applicable accounting guidance, and the long-term debt and related expenses were not assumed by the Partnership as part of the Contribution. As a result, the allocation of long-term debt and related expenses is only applicable for the Azure System historical periods presented.

9.  SEGMENT INFORMATION

As of March 31, 2016, the Partnership had two operating segments gathering and processing and logistics. These segments were identified based on the differing products and services, regulatory environment, and expertise required for their respective operations. The Partnership's CODM is the Chief Executive Officer of our General Partner.

Beginning in the second quarter of 2016, we will evaluate our segment reporting as a result of the AES contract terminations.

The financial information for our operating segments has been presented for the three months ended March 31, 2016 and 2015 and as of March 31, 2016 and 2015.

The following table presents financial information by segment for the three months ended March 31, 2016:

	Gathering &		Corporate and	Azure Midstream
In thousands	Processing	Logistics	Consolidation	Partners, LP
Total operating revenues	$12,681	$—	$—	$12,681
Cost of natural gas and NGL's	3,330	—	—	3,330
Gross margin	9,351	—	—	9,351
Operation and maintenance	3,408	663	—	4,071
General and administrative	—	—	2,688	2,688
Depreciation and amortization expense	4,314	1,654	22	5,990
Impairments	78,264	29,213	—	107,477
Operating loss	(76,635)	(31,530)	(2,710)	(110,875)
Interest expense	—	—	3,001	3,001
Other expense, net	35	—	60	95
Net loss before income tax expense	(76,670)	(31,530)	(5,771)	(113,971)
Income tax expense (benefit)	7	—	(407)	(400)
Net loss	$(76,677)	$(31,530)	$(5,364)	$(113,571)

The following table presents financial information by segment for the three months ended March 31, 2015:

	Gathering &		Corporate and	Azure Midstream
In thousands	Processing	Logistics	Consolidation	Partners, LP
Total operating revenues	$14,260	$1,420	$—	$15,680
Cost of natural gas and NGL's	4,803	—	—	4,803
Gross margin	9,457	1,420	—	10,877
Operation and maintenance	4,288	370	—	4,658
General and administrative	—	—	2,874	2,874
Depreciation and amortization expense	2,627	567	—	3,194
Impairments	—	—	—	—
Operating income (loss)	2,542	483	(2,874)	151
Interest expense	—	—	3,473	3,473
Other expense, net	1,099	—	—	1,099
Net income (loss) before income tax expense	1,443	483	(6,347)	(4,421)
Income tax expense (benefit)	(138)	—	97	(41)
Net income (loss)	$1,581	$483	$(6,444)	$(4,380)

The following table presents financial information by segment as of March 31, 2016:

	Gathering &		Corporate and	Azure Midstream
In thousands	Processing	Logistics	Consolidation	Partners, LP
Assets:
Current assets	$6,300	$77	$16,437	$22,814
Property, plant and equipment, net	401,712	964	$377	403,053
Intangible assets, net	—	28,745	—	28,745
Other assets	—	—	321	321
Total Assets	$408,012	$29,786	$17,135	$454,933
Liabilities and Partners’ Capital
Total current liabilities	$2,301	$3	$1,447	$3,751
Total long-term liabilities	18,520	—	229,362	247,882
Total Liabilities	20,821	3	230,809	251,633
Partners’ Capital	387,191	29,783	(213,674)	203,300
Total Liabilities and Partners’ Capital	$408,012	$29,786	$17,135	$454,933

The following table presents financial information by segment as of March 31, 2015:

	Gathering &		Corporate and	Azure Midstream
In thousands	Processing	Logistics	Consolidation	Partners, LP
Assets:
Current assets	$8,230	$1,499	$5,801	$15,530
Property, plant and equipment, net	494,540	805	$—	495,345
Goodwill	122,497	92,410	—	214,907
Intangible assets, net	—	64,458	—	64,458
Other assets (1)	586	—	1	587
Total Assets	$625,853	$159,172	$5,802	$790,827
Liabilities and Partners’ Capital
Total current liabilities	$7,236	$236	$10,628	$18,100
Total long-term liabilities (1)	11,625	—	229,554	241,179
Total Liabilities	18,861	236	240,182	259,279
Partners’ Capital	606,992	158,936	(234,380)	531,548
Total Liabilities and Partners’ Capital	$625,853	$159,172	$5,802	$790,827

_____________________________

(1) Includes reclassification of deferred loan costs of $5.1 million from other assets to total long-term liabilities.

10. COMMITMENTS AND CONTINGENCIES

Pursuant to the Contribution Agreement, the Partnership entered into a Gas Gathering Agreement with TGG agreeing to provide services to TGG on a priority basis for quantities of gas designated by TGG.  Azure has guaranteed TGG’s obligations under the Gas Gathering Agreement.  For the three months ended March  31, 2016, TGG paid the Partnership $0.3 million.

From time to time, the Partnership may be involved in legal, tax, regulatory and other proceedings in the ordinary course of business. Management does not believe that the Partnership is a party to any litigation that will have a material impact on its financial condition or results of operations.

The Partnership and its subsidiaries are guarantors of the Credit Agreement as of March 31, 2016 (See Note 8).

The Partnership leases compression and treating equipment and these leases are accounted for as operating leases. Total rent expense for operating leases, including those with terms of less than one year, was $0.2 million for the three months ended March 31, 2016 and $0.8 million for the three months ended March 31, 2015.

The following table summarizes our future minimum lease commitments:

In thousands	2016	2017	2018	2019	2020	Thereafter	Total
Operating lease agreements (1)	$446	$399	$287	$273	$270	$1,026	$2,701

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

Revenues and cost of natural gas and NGLs

The Partnership gathering and processing segment sells natural gas to its affiliates throughout the course of business.  These sales accounted for $1.0 million for the three months ended March 31, 2016. For the three months ended March  31, 2015, affiliate natural gas sales resulted in a gas imbalance owed to our customers of $18,000.

The Partnership’s results of operations also included the related cost of natural gas, NGLs and condensate in the amount of $0.5 million for the three months ended March 31, 2015.  All of these costs were attributable to AES. There were no related affiliate cost of natural gas for the three months ended March 31, 2016.

The Partnership provides gathering, transportation, and processing services to its affiliates.  Specifically, the Partnership had a fee-based commercial agreement with AES, requiring a minimum monthly volume commitment of 80 MMcf/d.  This agreement, which was terminated in the first quarter of 2016, contributed to gathering, processing, transloading, and other fee revenue of $2.1 million for the period March 1, 2015 to March 31, 2015. See Note 1 “Associated Energy Services (“AES”) Contract Terminations”. The Partnership’s gathering and processing segment provided gathering, transportation, and processing services to its other affiliates in the amount of $0.3 million for the three months ended March 31, 2016 and $0.1 million for the three months ended March 31, 2015.

Also included in gathering, processing, transloading and other fee revenue are transloading services provided to AES.  These services accounted for $1.4 million in revenue for the period March 1, 2015 to March 31, 2015. These contracts were terminated in the first quarter of 2016. See Note 1 “Associated Energy Services (“AES”) Contract Terminations”.

Accounts receivable from and accounts payable to affiliates

The Partnership had receivables due from these affiliates in the amount of $0.4 million and $5.1 million at March  31, 2015 and December 31, 2015. Receivables due from affiliates primarily related to the Partnership’s fee-based gathering and processing agreements and, for the three months ended March 31, 2015, the Partnership's fee-based transloading services agreement with AES. Payables to affiliates were $0.3 million at March 31, 2016 and $0.1 million at December 31, 2015.  Payables to affiliates primarily related to settlements under the Partnership's gathering and processing agreements and reimbursement to an affiliate of NuDevco for certain general and administrative and operating costs under the Existing Omnibus Agreement with NuDevco.

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

Expenses under the New Omnibus Agreement, which are included within general and administrative expenses within the condensed consolidated statements of operations, were $1.3 million for the three months ended March 31, 2016 and $0.4 million for the period March 1, 2015 to March 31, 2015. These expenses are reimbursed by the Partnership to Azure and its affiliates. In addition, Azure and its affiliates plan to allocate certain overhead costs associated with general and administrative services, including facilities, information services, human resources and other support departments to the Partnership. Where costs incurred on the Partnership’s behalf could not be determined by specific identification, the costs were primarily allocated to the Partnership based on percentage of departmental usage, wages or headcount. The Partnership believes these allocations are a reasonable reflection of the utilization of services provided. However, the allocations may not fully reflect the expenses that would have been incurred had the Partnership been a stand-alone company during the periods presented.

Substantially all of the Partnership’s senior management are employed by Azure. As a result, Azure's consolidated general and administrative expenses have been allocated to the Azure System for the period from November 15, 2013 up to the Transaction Date.   The allocated general and administrative expenses from Azure were $1.7 million for the period January 1, 2015 to March 1, 2015. The allocated general and administrative expenses from the Azure ETG System were $0.2 million for the period March 1, 2015 to March 31, 2015. This allocation represents Azure’s best estimate of the general and administrative expenses incurred on behalf of the Azure System and was determined after consideration of multiple operating metrics, including dedicated operating personnel, pipeline mileage and system throughput as a percentage of each total consolidated Azure’s operating metric. Management believes these allocations reasonably reflect the utilization of services provided and benefits received. The allocated costs are included within general and administrative expense in the statements of operations. See Note 8 for further discussion of the long-term debt and interest expense allocated to the Azure System.

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

The acquisition of our General Partner by Azure resulted in a Change in Control Event, as defined in the LTIP, for the holders of our phantom units, and, as a result, all of the outstanding phantom units immediately vested as of the date of the Change in Control Event. As a result of the vesting of the phantom units, the Partnership immediately recognized compensation expense of $4.2 million and issued 196,108 common units. The Partnership was also required to make a cash payment of $1.9 million associated with the withholding taxes on these units and a cash payment of $0.2 million related to the distribution equivalent rights associated with these phantom units. The compensation expense has not been reflected within the Partnership's condensed consolidated financial statements for the period from March 1, 2015 to December 31, 2015, but rather have been considered an expense incurred immediately prior to the Transactions and therefore is reflected within the Partnership's operating results prior to the business combination. The liability associated with the withholding tax and distribution equivalent rights payments were included within the liabilities assumed by the Azure System Predecessor as part of the business combination.

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

On January 27, 2016, the Partnership awarded an additional 153,500 phantom units under the LTIP to executive officers and certain employees of the General Partner.  The phantom units will vest in three installments, with the first installment vesting on July 1 2016, and the remaining two installments vesting on July 1, 2017 and 2018.

The following table summarizes information regarding awards of phantom units granted under the LTIP as of March 31, 2016:

		Weighted Average
		Grant-Date
	Number of Units	Fair Value
Total unvested phantom units at December 31, 2015	367,491	$13.06
Granted	153,500	$2.50
Vested	(26,600)	$13.06
Forfeited	(25,045)	$10.95
Total unvested phantom units at March 31, 2016	469,346	$11.04

For the three months ended March 31, 2016, the unrecognized unit-based compensation expense related to the LTIP was $2.9 million.  Incremental unit-based compensation will be recorded in operating expense and general and administrative expense accordingly over the weighted average period of 2.1 years.

13. INCOME TAX

The Partnership is not a taxable entity for U.S. federal income tax purposes or for the majority of states that impose an income tax. Therefore, income taxes are not levied at the entity level, but rather on the individual partners of the Partnership. Accordingly, the accompanying condensed consolidated financial statements do not include a provision for federal and state income taxes.

The Partnership is subject to the Texas Margin Tax, which qualifies as an income tax under GAAP, and requires us to recognize the effect of this tax on the temporary differences between the financial statement assets and liabilities and their tax basis. Our current tax liability will be assessed based upon the gross revenue apportioned to Texas.

The Partnership had a non-current deferred tax liability of $0.7 million and $1.1 million as of March 31, 2016 and December 31, 2015 that relates primarily to differences between the book basis of property, plant and equipment and their tax basis, as well as the timing of recognition of deferred revenue.  The associated deferred income tax benefit recorded for the three months ended March 31, 2016, associated with the book to tax differences, was $0.4 million. There was no current income tax expense for the three months ended March 31, 2016.

For the periods prior to the Transactions, the Partnership and the Azure System did not have a liability recorded for deferred taxes due to the election of a different calculation method for Texas Margin Tax. As such, current income tax benefit of $41,000 was recorded for allocated Texas Margin Tax for the three months ended March 31, 2015.

The Partnership did not have any uncertain tax positions as of March 31, 2016.

14. SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes certain supplemental cash flow information for each period:

	Three Months Ended March 31,
In thousands	2016	2015
Supplemental disclosures:
Cash paid for interest	$2,574	$2,175

Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued liabilities	$56	$82
Parent company net contribution associated with the Legacy System	$—	$2,754
Parent company net distribution associated with the ETG System	$—	$(2,247)
Deemed contribution associated with the Transactions	$—	$126,481

15. SUBSEQUENT EVENTS

As a result of the AES Agreement, on April 1, 2016, AES instructed our administrative agent to draw down the full $15.0 million amount of the letter of credit.  The proceeds from the letter of credit were used to pay down the debt under our Credit Agreement.  Additionally, effective April 1, 2016, NuDevco surrendered to the Partnership 8,724,545 subordinated units, 1,939,265 common units, and 10 IDR Units of the Partnership held by NuDevco or its subsidiary.  The parties released each other from other claims in respect of the terminated contracts, and AES assigned all of its rights and interest in third-party contracts to Azure effective January 1, 2016.

During April 2016, the Partnership will record the results of the AES Agreement as follows:  (i) $15.0 million of debt reduction, (ii)  $28.7 million elimination of the remaining intangible asset, and (iii) record treasury equity of $13.7 million for the fair value of the units surrendered by NuDevco.  These entries will have no impact to the statement of operations.

AES was the sole customer of the crude oil logistics business.  As a result of the termination of these contracts, we currently have no customers for our crude oil logistics business.  If we are unable to secure additional customer contracts during the second quarter of 2016, the logistics segment may be reflected as a discontinued operation within our financial statements.

As of May 10, 2016, the public held 10,869,634 common units, representing 97.7% of our outstanding limited partner interests and Azure held 255,319 common units, representing 2.3% of our outstanding limited partner interests. The change in ownership from March 31, 2016 reflects the execution of the AES Agreement, effective April 1, 2016, whereby NuDevco surrendered all of their common and subordinated units and 10% of our IDR Units in exchange for the termination of all gathering and processing agreements and logistics contracts between us and AES.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) , the terms “Partnership”, “our”, “we”, “us” and “its” refer to Azure Midstream Partners, LP itself or Azure Midstream Partners, LP together with its consolidated subsidiaries, which includes the Azure System, as defined below, for all periods presented.

In this MD&A the term “Legacy System” refers to the Legacy gathering system entities and assets, which has been deemed to be the predecessor of the Partnership for accounting and financial reporting purposes. The closing of the transactions described below under "”Acquisition of the Legacy System"” (the “Transactions”) occurred on February 27, 2015, and was reflected in the condensed consolidated financial statements of the Partnership using, for accounting purposes, a date of convenience of February 28, 2015 (the “Transaction Date”). The effect of recording the Transactions as of the Transaction Date was not material to the information presented.

In this MD&A the term “Azure System” refers to the operations of the Legacy System, together with the contribution of Azure ETG, LLC; a Delaware limited liability company (“Azure ETG”) that owns and operates the East Texas gathering system, (the “ETG System”), for periods beginning November 15, 2013, representing the period Azure Midstream Energy LLC (“AME”), a Delaware limited liability company that is wholly owned by Azure Midstream Holdings LLC a Delaware limited liability company, (collectively “Azure”), acquired 100% of the equity interests in the entities that own the Legacy System and the ETG System up to the Transaction Date.  Azure contributed the ETG System to the Partnership on August 6, 2015, effective as of July 1, 2015. This transaction was determined to be a transaction between entities under common control for financial reporting purposes. Accordingly, we have recast the financial results of the Partnership to include the financial results of the ETG System for all periods presented.

You should read this MD&A in conjunction with the historical financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”).

OVERVIEW

We are a fee-based, growth-oriented Delaware limited partnership formed to develop, own, operate and acquire midstream energy assets. We currently provide natural gas gathering, compression, dehydration, treating, processing and hydrocarbon dew-point control and transportation services.

Recent Developments

Going Concern Uncertainty

The Partnership’s liquidity outlook changed throughout 2015 and continuing through the first quarter of 2016, due to continued low commodity prices, which are expected to affect a number of companies in the oil and natural gas industries, including our customers.  Lower commodity prices have caused a significant reduction in drilling, completing and connecting new wells, which has caused a reduction in our forecasted volumes.  These lower volumes have negatively impacted our operating cash flows.  The downturn in the market has also effected the Partnership’s ability to access the capital markets, which would have allowed the Partnership to facilitate growth or reduce debt.

As a result of these and other factors the Partnership’s ability to comply with financial covenants and ratios in its senior secured revolving credit facility (the "Credit Agreement") has adversely impacted the Partnership’s ability to continue as a going concern. Absent a waiver or amendment, failure to meet these covenants and ratios would have resulted in a default and, to the extent the applicable lenders so elect, an acceleration of the existing indebtedness, causing such debt of approximately $231.6 million to be immediately due and payable. Based upon our current estimates and expectations for commodity prices in 2016, we do not expect to remain in compliance with all of the restrictive covenants contained in our Credit Agreement throughout 2016 unless those requirements are waived or amended. The Partnership does not currently have adequate liquidity to repay all of its outstanding debt in full if such debt were accelerated.

The report of the Partnership’s independent registered public accounting firm that accompanies its 2015 audited consolidated financial statements contains an explanatory paragraph regarding the substantial doubt about the Partnership’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty. The Partnership’s Credit Agreement contains the requirement to deliver audited consolidated financial statements without a going concern or like qualification or exception. Consequently, the Partnership would have been in default under the Credit Agreement. Had we been unable to obtain a waiver or other suitable relief from the lenders under the Credit Agreement prior to the expiration of the 30 day grace period, an Event of Default (as defined in the Credit Agreement) would have resulted in the lenders holding a majority of the commitments under the Credit Agreement, accelerate the outstanding indebtedness, which would have made it immediately due and payable. On March 29, 2016, the Partnership entered into the Third Amendment to the Credit Agreement (as defined below). See Note 3 to the notes to condensed consolidated financial statements for further information regarding our ability to continue as a going concern.

Associated Energy Services, LP (“AES”) Contract Terminations

During the first quarter of 2016, AES was delinquent in paying amounts invoiced under its gathering and processing contracts, as well as its logistics contracts, with subsidiaries of the Partnership.  The contracts had provisions requiring AES to make payments based on minimum volume commitments (“MVCs”). AES caused its bank to issue a $15.0 million letter of credit to the administrative agent under the Credit Agreement to secure the amount of its obligations under its logistics contracts. On March 31, 2016, the Partnership’s General Partner executed a settlement agreement with AES and its parent, NuDevco, (the “AES Agreement”) to resolve these issues under the gathering and processing agreements and the logistics contracts.  The execution of the AES Agreement resulted in: (i) on April 1, 2016, AES instructed our administrative agent to draw down the full $15.0 million amount of the letter of credit, the proceeds of which were applied to pay down debt under our Credit Agreement; (ii) effective as of January 1, 2016 the gathering and processing agreement and the logistics contracts were terminated; (iii) effective April 1, 2016, NuDevco surrendered to the Partnership 8,724,545 subordinated units, 1,939,265 common units and 10 IDR Units of the Partnership held by NuDevco or its subsidiary; (iv) the parties released each other from other claims in respect of the terminated contracts; and (v) AES assigned all of its rights and interests in third party contracts to Azure. The AES Agreement was subject to final approval from the lenders under the Credit Agreement, which was obtained.

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

Suspension of Distribution

As a result of covenant restrictions contained in our Credit Agreement, the Partnership’s board of directors and management have suspended the distribution for the quarterly period ended March 31, 2016. The board of directors will continue to evaluate the Partnership’s ability to reinstate the distribution, although reinstatement of distributions is not expected in the near term absent substantial improvement in our operating performance and compliance with the terms of our Credit Agreement.

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

Ownership

As of March  31, 2016, Azure owned and controlled: (i) the General Partner through its ownership of a 1.93% general partner interest; (ii) 255,319 common units, representing 1.2% of our outstanding limited partner interests; and (iii) 90% of our IDR Units, as defined below. As of March 31, 2016, NuDevco owned: (i) 1,939,265 of our common units, representing an 8.9% limited partner interest; (ii) 8,724,545 of our subordinated units, representing a 40.0% limited partner interest; and (iii) 10% of our IDR Units, as defined below. As of March 31, 2016, the public owned 10,869,634 of our common units, representing a 49.9% limited partner interest. Azure, through its ownership of our General Partner, controls us and is responsible for managing our business and operations.

As of May 10, 2016, the public held 10,869,634 common units, representing 97.7% of our outstanding limited partner interests and Azure held 255,319 common units, representing 2.3% of our outstanding limited partner interests. The change in ownership from March 31, 2016 reflects the execution of the AES Agreement, effective April 1, 2016, whereby NuDevco and a subsidiary surrendered all of their common and subordinated units and 10% of our IDR Units in exchange for the termination of all gathering and processing agreements and logistics contracts between us and AES.

Basis of Presentation

The following financial information gives effect to the business combination and the Transactions and the transactions contemplated by the Contribution Agreement discussed above.

Under the acquisition method of accounting, the business combination was accounted for in accordance with the applicable reverse merger accounting guidance. Azure acquired a controlling financial interest in us through the acquisition of our General Partner. As a result, the Legacy System is deemed to be the accounting acquirer of the Partnership because its parent company, Azure, obtained control of the Partnership through its control of our General Partner. Consequently, the Legacy System  is deemed to be the predecessor of the Partnership for financial reporting purposes, and the historical financial statements of the Partnership were recast to reflect the Legacy System  for all periods prior to November 15, 2013, and the Azure System for all periods subsequent to November 15, 2013, the date Azure acquired the Legacy System and ETG System, up to the Transaction Date.

The Azure System assets and liabilities retained their historical carrying values. Additionally, the Partnership's assets acquired and liabilities assumed by the Legacy System  in the business combination were recorded at their fair values measured as of the Transaction Date. The excess of the assumed purchase price of the Partnership over the estimated fair values of the Partnership's net assets acquired were recorded as goodwill. The assumed purchase price or enterprise value of the Partnership was determined using acceptable fair value methods, and is partially derived from the consideration Azure paid for our General Partner and 90% of our IDR Units. Additionally, because the Legacy System is reflected at Azure’s historical cost, the difference between the $162.5 million in consideration paid by the Partnership and Azure's historical carrying values (net book value) at the Transaction Date was recorded as an increase to partners’ capital in the amount of $51.7 million. The purchase price and fair values were prepared with the assistance of our external fair value specialists and represent management's best estimate of the enterprise value and fair values of the Partnership.

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

OUR ASSETS

Gathering and Processing

Our gathering and processing midstream natural gas assets include: (i) two related natural gas processing facilities located in Panola County, Texas with an approximate design capacity of 220 MMcf/d; (ii) an idle natural gas processing facility located in Tyler County, Texas with an approximate design capacity of 80 MMcf/d; (iii) high-and low-pressure gathering lines that currently serve approximately 100,000 dedicated acres and have access to seven major downstream markets, our Panola County processing plants and three third-party processing plants; and (iv) two NGL transportation pipelines with an approximate design capacity of 20,000 Bbls/d that connect our Panola County and Tyler County processing facilities to third party NGL pipelines.

Our primary gathering and processing segment assets are located in long-lived oil and natural gas producing regions in East Texas and gather and process NGL-rich natural gas streams associated with production primarily from the Cotton Valley Sands, Haynesville Shale, Austin Chalk and Eaglebine formations.

On August 6, 2015, effective July 1, 2015, we completed the contribution of the ETG system, the results of operations of which are included within our gathering and processing segment. The ETG system is primarily located within San Augustine, Nacogdoches, Sabine, Panola and Shelby Counties in East Texas and currently serves multiple formations including the Haynesville, Bossier and the liquids-rich James Lime formation. The ETG system consists of approximately 255 miles of gathering lines and serves approximately 336,000 gross dedicated acres.  The system has two owned treating plants, 5 MMcf/d of processing capacity and four interconnections with major interstate pipelines providing 1.75 Bcf per day of access to downstream markets.  The ETG System’s Fairway processing plant is designed to extract NGL content from natural gas averaging 3.2 GPM from the James Lime formation for liquids processing.

FACTORS AFFECTING THE COMPARABILITY OF OUR OPERATING RESULTS

As described above, the Legacy System  was deemed to be the accounting acquirer of the Partnership in accordance with applicable business combination accounting guidance and, as a result, the historical financial statements of the Partnership were recast to reflect the statement of position and results of operations of the Legacy System for periods prior to November 15, 2013, and the Azure System for all periods subsequent to November 15, 2013, the date Azure acquired the Legacy System and ETG System, up to the Transaction Date. Therefore, the Partnership's future results of operations may not be comparable to the Azure System’s historical results of operations for the reasons described below.

In connection with the AES Agreement, the Partnership no longer has MVC contracts with AES for our former logistics segment and our current gathering and processing operations effective January 1, 2016.  AES was the sole customer for our former logistics segment, and as such, we recoreded no revenues for the first quarter of 2016.  The loss of the MVC contracts for the gathering and processing operations has also negatively impacted revenues for the first quarter of 2016.

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

The Partnership's ongoing results of operations are comprised of our gathering and processing assets, including the Azure System.  The ongoing results of operations are under Azure management, as it controls our General Partner. As a result, the historical results of operations of the Azure System will not be comparable to the Partnership's future results of operations for periods prior to the Transaction Date.

Revenues

The revenues generated by the Partnership consist of the revenues from the gathering and processing segment assets, including the Azure System, and the logistics segment subsequent to the Transaction Date. The historical revenues included within the Partnership's financial statements prior to the Transaction Date are comprised of the Azure System. The Azure System’s primary revenue-producing activities are the sales of natural gas and NGLs and the sale of condensate liquids. The Azure System also earns gathering services and other fee-based revenues from the gathering, compression and treating of natural gas. The Partnership's revenues are primarily derived from natural gas processing and fees earned from its gathering and processing operations. Therefore, our ongoing operating results subsequent to the Transaction Date, will not be comparable with the historical revenues of the Azure System.

Operation and Maintenance

The operation and maintenance expenses incurred by the Partnership consist of the expenses from the gathering and processing assets and the Azure System subsequent to the Transaction Date.  The historical operation and maintenance expenses included within the Partnership’s financial statements prior to the Transaction Date are comprised of the Azure System.  The operation and maintenance expense reported prior to the Transactions Date is not indicative of operation and maintenance expense incurred subsequent to the Transactions Date due to synergies in staffing, use of equipment and utilization of chemicals, which has resulted in a decrease in operations and maintenance expenses when comparing the three months ended March 31, 2016 to the corresponding period in the previous fiscal year.

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

Adjusted EBITDA

We believe that Adjusted EBITDA is a widely accepted financial indicator of our operational performance and our ability to incur and service debt, fund capital expenditures and make distributions. Adjusted EBITDA is used as a supplemental financial measure by management and external users of our financial statements, such as investors, commercial banks and research analysts, to assess the financial performance of our assets without regard to financing methods, capital structure or historical cost basis; our operating performance and return on capital as compared to those of other companies in the midstream energy sector, without regard to financing or capital structure; and the attractiveness of capital projects and acquisitions and the overall rates of return on alternative investment opportunities.

We define EBITDA as net income (loss), plus: (i) interest expense; (ii) income tax expense; and (iii) depreciation and amortization expense. We define Adjusted EBITDA as EBITDA, plus adjustments associated with certain non-cash and other items.

The following table presents a reconciliation of the non-GAAP financial measure of Adjusted EBITDA to the GAAP financial measure of net income (loss):

	Three Months Ended	Three Months Ended
In thousands	March 31, 2016	March 31, 2015
Net loss	$(113,571)	$(4,380)
Add (Deduct):
Interest expense	3,001	3,473
Income tax expense (benefit)	(400)	(41)
Depreciation and amortization expense	5,990	3,194
Non-cash equity based compensation	424	—
Impairments	107,477	—
Other adjustments (1)	272	2,452
Deferred revenue (2)	1,874	1,206
Adjusted EBITDA	$5,067	$5,904

(1)	Other adjustments consists of non-recurring and non-cash items, including non-cash volumetric natural gas imbalance adjustments.
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

Adjusted EBITDA is not a financial measure presented in accordance with GAAP. We believe that the presentation of this non-GAAP financial measure provides useful information to investors in assessing our financial condition and results of operations. The GAAP measure most directly comparable to Adjusted EBITDA is net income (loss). This measure should not be considered as an alternative to operating income, net income (loss), or any other measure of financial performance presented in accordance with GAAP. The non-GAAP financial measure has important limitations as an analytical tool because it excludes some but not all items that affect net income. You should not consider this non-GAAP financial measure in isolation or as a substitute for analysis of our results as reported under GAAP. Additionally, because the non-GAAP financial measure may be defined differently by other companies in our industry, our definition may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.

Operating Expenses

We seek to maximize the profitability of our operations in part by minimizing, to the extent appropriate, expenses directly tied to operating and maintaining our assets. Direct labor costs, repair and non-capitalized maintenance costs, integrity management costs, treating chemical costs, utilities and contract services are the most significant portion of our operating expenses. These expenses are largely dependent on the volumes delivered through our gathering systems and processing plants, and these expenses may fluctuate depending on the type of activities, such as repairs and maintenance and integrity management, performed during a specific period.

Capital Spending

Our management seeks to effectively manage our maintenance capital expenditures, including turnaround costs. These capital expenditures relate to the maintenance and integrity of our pipelines and processing facilities. We capitalize the costs of major maintenance activities, or turnarounds, and depreciate the costs over the period until the next planned turnaround of the affected unit. We categorize maintenance capital expenditures as those that are made to maintain our asset base, operating capacity or operating income, or to maintain the existing useful life of any of our capital assets, in each case over the long term. Examples of maintenance capital expenditures are expenditures for the repair, refurbishment and replacement of our assets, to maintain equipment reliability, integrity and safety and to address environmental laws and regulations. In addition, we may designate a portion of our maintenance capital expenditures to connect new wells to maintain throughput to the extent such capital expenditures are necessary to maintain, over the long term, our operating capacity or operating income.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

The following table presents selected financial data for each of the three months ended March 31, 2016 and 2015.

In thousands, except operating data	Three Months Ended March 31,
	2016	2015	Change
Operating Revenues:
Natural gas, NGLs and condensate revenue	$4,276	$5,546	$(1,270)
Gathering, processing, transloading and other fee revenue	8,405	10,134	(1,729)
Total operating revenues	12,681	15,680	(2,999)
Operating Expenses:
Cost of natural gas and NGLs	3,330	4,803	(1,473)
Operation and maintenance	4,071	4,658	(587)
General and administrative	2,688	2,874	(186)
Depreciation and amortization	5,990	3,194	2,796
Impairments	107,477	—	107,477
Total operating expenses	123,556	15,529	108,027
Operating income (loss)	(110,875)	151	(111,026)
Interest expense	3,001	3,473	(472)
Other expense, net	95	1,099	(1,004)
Net loss before income tax expense	(113,971)	(4,421)	(109,550)
Income tax benefit	(400)	(41)	(359)
Net loss	$(113,571)	$(4,380)	$(109,191)

Key performance metrics:
Adjusted EBITDA (1)	$5,067	$5,904
Operating data:
Average throughput volumes of natural gas (MMcf/d)	260	312
Average volume of processed gas (MMcf/d)	66	183
Transloading Volumes (Bbls/d) (2)	—	22,528

(1)

Adjusted EBITDA is not a financial measure presented in accordance with GAAP. For a reconciliation of Adjusted EBITDA to its most directly comparable financial measure calculated and presented in accordance with GAAP, please see - “How We Evaluate Our Operations.”

(2)	Primarily MVC volumes.

Revenues

Natural gas, NGLs and condensate revenue decreased by $1.2 million to $4.3 million for the three months ended March 31, 2016, as compared to $5.5 million for the three months ended March 31, 2015. This decrease was primarily attributed to the Azure System, which recognized revenue of $2.1 million for the three months ended March 31, 2016 compared to $4.9 million for the three months ended March 31, 2015. The decrease in the Azure System was primarily attributable to the Legacy System, which decreased $2.3 million while the ETG System decreased $0.4 million. This decrease was a result of declines in commodity prices and lower volumes. The decrease in natural gas, NGLs and condensate revenue attributed to the Azure System was partially offset by an increase of $1.5 million in revenue attributed to the Partnership's historical midstream assets, which are included within the condensed consolidated results of operations subsequent to the Transaction Date.

Gathering, processing, transloading and other fee revenue decreased by $1.7 million to $8.4 million for the three months ended March 31, 2016, as compared to $10.1 million for the three months ended March 31, 2015. This decrease was primarily attributable to the Partnership's historical midstream assets, which recognized revenue of $1.9 million for the three months ended March 31, 2016 as compared to $4.6 million for the three months ended March 31, 2015. This decrease reflects no transloading revenue in the first quarter of 2016 due to the AES contract terminations. The Legacy System experienced a decrease in gathering, processing, transloading and other fee revenue of $0.5 million as a result of declines in commodity prices and lower volumes.  This decrease in gathering, processing, transloading and other fee revenue was partially offset by an increase of $1.4 million attributable to the ETG System, due to fees related to a pipeline construction project to be owned by the ETG System upon completion of the project.

Cost of Natural Gas and NGLs

Cost of natural gas and NGLs decreased by $1.5 million to $3.3 million for the three months ended March 31, 2016, as compared to $4.8 million for the three months ended March 31, 2015. This decrease was primarily attributed to the Azure System, which recognized cost of $1.2 million for the three months ended March 31, 2016 compared to $4.0 million for the year three months ended March 1, 2014. The decrease in the Azure System was attributable to the Legacy System, which decreased $2.3 million while the ETG System decreased $0.5 million as a result of lower commodity prices and volumes purchased, which directly correlates to the decrease in natural gas, NGLs and condensate revenue for the period. The decrease in cost of natural gas and NGLs attributed to the Azure System was partially offset by an increase of $1.3 million attributable to the Partnership's historical midstream assets, which are included within the condensed consolidated results of operations subsequent to the Transaction Date.

Operation and Maintenance Expense

Operation and maintenance expense decreased by $0.6 million to $4.1 million for the three months ended March 31, 2016, as compared to $4.7 million for the three months ended March 31, 2015. This decrease reflects a $1.4 million decrease in the Azure System’s operations and maintenance expense period over period, and was a result of lower compression rental, asset integrity management and repairs and maintenance expenses.  This decrease was partially offset by an increase of $0.8 million in operations and maintenance expense attributable to the Partnership's historical midstream assets, which are included within the condensed consolidated results of operations subsequent to the Transaction Date.

General and Administrative Expense

General and administrative expense decreased by $0.2 million to $2.7 million for the three months ended March 31, 2016, as compared to $2.9 million for the three months ended March 31, 2015. This decrease was due to the Partnership's MLP cost structure as compared to the allocated cost associated with the Azure System for period prior to the Transaction Date.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $2.8 million to $6.0 million for the three months ended March 31, 2016, as compared to $3.2 million for the three months ended March 31, 2015. This increase was primarily the result of $2.5 million increase attributable to the Partnership's historical midstream assets, which were adjusted to fair value in connection with the business combination and are included within the condensed consolidated results of operations subsequent to the Transaction Date. In addition, depreciation and amortization expense increased $0.3 million related to the Azure System.

Impairments

With the recent decline in commodity prices negatively affecting the level of natural gas and crude oil production as well as the terms of the AES Agreement, we concluded that a triggering event had occurred which required we test for impairment of our assets. The fair value of our long-lived assets' was below the carrying value for our gathering and processing assets.  As a result, we recorded an impairment of $78.3 million to adjust the processing assets to their net realizable value in the three months ended March 31, 2016.

As part of the AES Agreement executed on March 31, 2016, the gathering and processing agreement and the logistics contracts were terminated effective January 1, 2016.  Accordingly, the intangible assets which represented the existing customer relationship with AES were impaired.  The intangible assets were identified as part of the purchase price allocation to the Partnership's assets acquired by the Azure System.

The Partnership recorded an asset impairment of $29.2 million during the three months ended March 31, 2016.  The remaining balance of the intangible asset will be eliminated in the second quarter of 2016 as part of the assignment of common and subordinated units and IDR Units from NuDevco to the Partnership.

Interest Expense

Interest expense decreased by $0.5 million to $3.0 million for the three months ended March 31, 2016, as compared to $3.5 million for the three months ended March 31, 2015. The decrease in interest expense is due to interest calculated on an average debt balance of $231.7 million at an average rate of 4.2% for the three months ended March 31, 2016, versus interest calculated and allocated to the Azure System on an average debt balance of $192.0 million at an average interest rate of 6.5% related to the Azure Credit Agreement for periods prior to the Transaction Date.

Other Expense, Net

Other expense, net decreased $1.0 million to $0.1 million for the three months ended March 31, 2016, as compared to $1.1 million for the three months ended March 31, 2015. This decrease was primarily attributable to the ETG System, which decreased $1.1 million related to transaction costs allocated by AME in connection with the Transactions in the three months ended March 31, 2015.

Income Tax Expense

Income tax benefit increased by $0.4 million to $0.4 million for the three months ended March 31, 2016, as compared to $41,000 for the three months ended March 31, 2015. The income tax benefit recognized in the three months ended March 31, 2016 is a result of the decrease in net book value of fixed assets as a result of the impairment, as well as the recognition of the deferred revenue for the minimum revenue commitment as compared to the tax basis for fixed assets.  The income tax benefit recognized in the three months ended March 31, 2015 is due to the Partnership’s revised calculation subsequent to the drop down of Azure ETG causing the cumulative difference between the net book value of fixed assets for tax versus GAAP to decrease.

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

Ability to Continue as a Going Concern

The precipitous decline in oil and natural gas prices during 2015 and into 2016 has had a significant adverse impact on our business, and has impacted the Partnership’s ability to comply with financial covenants and ratios in the Credit Agreement.  Based upon our current estimates and expectations for commodity prices in 2016, we do not expect to remain in compliance with all of the restrictive covenants contained in the Credit Agreement throughout 2016 unless those requirements are waived or amended. Absent a waiver or amendment, failure to meet these covenants and ratios would result in a default and, to the extent the applicable lenders so elect, an acceleration of the existing indebtedness, causing such debt of approximately $231.6 million to be immediately due and payable.  The Partnership does not currently have adequate liquidity to repay all of its outstanding debt in full if such debt were accelerated.

As part of the AES Agreement discussed in Note 1, on April 1, 2016, the proceeds from the $15.0 million letter of credit were applied to pay down debt under our Credit Agreement resulting in a balance of $216.5 million.

Distributions

For the quarter ended March 31, 2016 and December 31, 2015, we suspended distributions on our limited partner interests. Should the distributions be reinstated, the common unitholders will be entitled to receive the minimum quarterly distribution of $0.35 per unit in arrears for each quarter as to which the distributions were suspended.  Payment of any such amount in arrears will be subject to our board of directors’ approval and compliance with the terms of our Partnership Agreement and the agreements governing our indebtedness. The board of directors will continue to evaluate the Partnership’s ability to reinstate the distribution, although reinstatement of distributions is not expected in the near term absent substantial improvement in our operating performance and compliance with the terms of our Credit Agreement.

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

Amendments to the Credit Agreement

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

Pursuant to the terms of the Third Amendment we were granted a waiver of all financial covenants at March 31, 2016.

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

Borrowings under the Credit Agreement bear interest at the LIBOR Rate (as defined in the Credit Agreement) plus an applicable margin of 3.25% to 4.25% or the Base Rate, as defined in the Credit Agreement, plus an applicable margin of 2.25% to 3.25%, in each case, based on the Consolidated Total Leverage Ratio, as defined in the Credit Agreement.

All of the Partnership's domestic restricted subsidiaries guarantee our obligations under the Credit Agreement, and all such obligations are secured by a security interest in substantially all of our assets, in each case, subject to certain customary exceptions. The Credit Agreement contains affirmative and negative covenants customary for credit facilities of its size and nature that, among other things, limit or restrict our ability and the ability of our subsidiaries to: (i) incur additional debt; (ii) grant certain liens; (iii) make certain investments; (iv) engage in certain mergers or consolidations; (v) dispose of certain assets; (vi) enter into certain types of transactions with affiliates; and (vii) make distributions, with certain exceptions, including the distribution of Available Cash, as defined in the Partnership Agreement, if no default or event of default exists. As of March 31, 2016, we were in compliance with all of our covenants associated with the Credit Agreement, as amended.

Azure System Credit Agreements

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

CASH FLOWS

The following table summarizes net cash flows provided by (used in) operating activities, investing activities and financing activities for the three months ended March 31, 2016 and 2015:

In thousands	Three Months Ended March 31,
	2016	2015	Change
Net cash provided by (used in):
Operating activities	$8,766	$1,969	$6,797
Investing activities	$(131)	$117,781	$(117,912)
Financing activities	$(185)	$(114,271)	$114,086

Operating Activities.  Cash flows provided by operations for the three months ended March 31, 2016 were $8.8 million compared to cash flows provided by operations of $2.0 million for the three months ended March 31, 2015. The net source of cash flows from operations of $6.8 million was primarily due to: (i) $5.7 million from changes in operating assets and liabilities; (ii) higher depreciation and amortization expense of $2.8 million related to the Partnership's historical midstream assets, which were adjusted to fair value in connection with the Transactions and are included within the condensed consolidated results of operations subsequent to the Transaction Date; and (iii) higher unit based compensation related to the Marlin Midstream Partners, LP 2013 Long-Term Incentive Plan ("LTIP") of $0.4 million; partially offset by (iv) increase in net loss of $1.7 million exclusive of $107.5 million of intangible asset and fixed asset impairments in the three months ended March 31, 2016; (v) higher deferred income tax liability of $0.2 million; and (vi) mark to market adjustment related to a gas imbalance of $0.2 million.

Investing Activities.    Cash flows used in investing activities were $0.1 million for the three months ended March 31, 2016 compared to cash flows provided by investing activities of $117.8 million for the three months ended March 31, 2015. The cash flows used in investing activities for the three months ended March 31, 2016 were related to capital expenditures of $0.5 million, partially offset by amounts received under aid-in-construction contracts of $0.3 million. The cash flows provided by investing activities for the three months ended March 31, 2015 were associated with: (i) $117.3 million in cash acquired in the Transactions, which represents the net cash held by the Partnership immediately prior to the business combination. The net cash balance held by the Partnership immediately prior to the business combination was assumed to be the $180.8 million in cash borrowed under the Credit Agreement less the $63.0 million paid in connection with the redemption of 90 IDR Units from NuDevco; (ii) $2.0 million of amounts received under aid-in-construction contracts; partially offset by (iii) $1.4 million of capital expenditures.

Financing Activities. Cash flows used in financing activities were $0.2 million for the three months ended March 31, 2016 compared to cash flows used in financing activities of $114.3 million for the three months ended March 31, 2015. The cash flows used in financing activities for the three months ended March 31, 2016 were associated with the repayment of debt under the Credit Agreement. The cash flows used in financing activities for the three months ended March 31, 2015 were: (i) $99.5 million cash distribution related to the Transactions; (ii) $15.0 million repayment of long-term debt related to the Partnership's existing credit facility in connection with the Transactions; (iii) $0.9 million repayment of long-term debt related to the Azure Credit Agreement; and (iv) $0.9 million of net distributions related to parent company net investment; partially offset by (v) $2.0 million of borrowings under our Credit Agreement.

Parent Company Net Investment

Azure’s net investment in the operations of the Azure System is presented as parent company net investment within the respective period's financial statements. Parent company net investment represents the accumulated net earnings of the operations and the accumulated net contributions from Azure. Net contributions from Azure during the periods presented were primarily comprised of intercompany operations and maintenance expense, cash clearing and other financing activities, and debt and general and administrative costs allocations to the Azure System.

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

CONTRACTUAL OBLIGATIONS

A summary of our contractual obligations as of December 31, 2015 is as follows:

In thousands	2016	2017	2018	2019	2020	Thereafter	Total
Operating lease agreements (1)	$446	$399	$287	$273	$270	$1,026	$2,701
Long-term debt (2)	10,078	13,425	233,646	—	—	—	257,149
Total	$10,524	$13,824	$233,933	$273	$270	$1,026	$259,850

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have developed. Accounting rules generally do not involve a selection among alternatives, but involve implementation and interpretation of existing rules, and the use of judgment to the specific set of circumstances existing in our business. Compliance with the rules necessarily involves reducing a number of very subjective judgments to a quantifiable accounting entry or valuation. We make every effort to properly comply with all applicable rules on or before their adoption, and we believe the proper implementation and consistent application of the accounting rules is critical.

Intangible Assets

We evaluate intangible assets for impairment upon a significant change in the operating environment or whenever circumstances indicate that the carrying value may not be recoverable. If an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value, which is generally based on discounted future cash flows.

The Partnership recorded an intangible asset impairment of $29.2 million during the three months ended March 31, 2016.  The remaining balance of the intangible asset will be eliminated in the second quarter of 2016 as part of the assignment of common and subordinated units and IDR Units from NuDevco to the Partnership.

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

Depreciation Methods and Estimated Useful Lives of Property, Plant and Equipment

We calculate depreciation expense using the straight-line method over the estimated useful lives of our property, plant and equipment. We assign asset lives based on reasonable estimates when an asset is placed into service. We periodically evaluate the estimated useful lives of our property, plant and equipment and revise our estimates when and as appropriate. Because of the expected long useful lives of the property, plant and equipment, we depreciate our property, plant and equipment over periods ranging from 3 years to 45 years. Changes in the estimated useful lives of the property, plant and equipment could have a material adverse effect on our results of operations.

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

With the recent decline in commodity prices negatively affecting the level of natural gas and crude oil production as well as the terms of the AES Agreement, we concluded that a triggering event had occurred which required we test for impairment of our assets. The fair value of our long-lived assets' was below the carrying value for our gathering and processing assets.  As a result, we recorded an impairment of $78.3 million to adjust the processing assets to their net realizable value in the three months ended March 31, 2016.

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

On January 27, 2016, the Partnership awarded an additional 153,500 phantom units under the LTIP to executive officers and certain employees of the General Partner.  The phantom units will vest in three installments, with the first installment vesting on July 1 2016, and the remaining two installments vesting on July 1, 2017 and 2018.

NEW ACCOUNTING STANDARDS

Accounting standard‑setting organizations frequently issue new or revised accounting rules and pronouncements. We regularly review new accounting rules and pronouncements to determine their affect, if any, on our financial statements.

In February 2016, the FASB issued a pronouncement amending disclosure and presentation requirements for lessees and lessors to better reflect the recognition of assets and liabilities that arise from leases. The pronouncement states that a lessee should recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term on the face of the balance sheet. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Similarly, optional payments to purchase the underlying asset should be included in the measurement of lease assets and lease liabilities only if the lessee is reasonably certain to exercise that purchase option. In addition, also consistent with the previous leases guidance, a lessee (and a lessor) should exclude most variable lease payments in measuring lease assets and lease liabilities, other than those that depend on an index or a rate or are in substance fixed payments. This standard will become effective beginning in 2019.

In February 2015, the Financial Accounting Standards Board ("FASB") issued a new accounting pronouncement to respond to stakeholders’ concerns about the current accounting for consolidation of certain legal entities. The update provides additional guidance to reporting entities in evaluating whether certain legal entities, such as limited partnerships, limited liability corporations and securitization structures, should be consolidated. The update is considered to be an improvement on current accounting requirements as it reduces the number of existing consolidation models. The update is effective for us beginning on January 1, 2016, and will have no effect on our condensed consolidated financial statements or related disclosures.

In September 2015, the FASB issued a new accounting standard, which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. The standard is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. For all other entities, the standard is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted. The update was effective for us beginning on January 1, 2016.

In April 2015, the FASB issued a new accounting standard that simplifies the presentation of debt issuance costs. The amended guidance requires that debt issuance costs related to a recognized debt liability be presented within the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Partnership adopted the guidance effective January 1, 2016. The standard only affected the presentation of the Partnership's condensed consolidated balance sheet and did not affect any of the Partnership's other financial statements.

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

There are currently no other recent accounting pronouncements that have been issued that we believe will materially affect our condensed consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

We have exposure to changes in interest rates under our amended Credit Agreement. The credit markets continues to produce an environment of low interest rates. It is possible that monetary policy will tighten, resulting in higher interest rates to counter possible inflation. Interest rates on our Credit Agreement, which is under floating interest rates, and future debt offerings could be higher than current levels, causing our financing costs to increase accordingly.  For the three months ended March 31, 2016, a 1% change in the interest rate under our Credit Agreement would have resulted in a $0.6 million change in interest expense.

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

Counterparty and Customer Credit Risk

For the three months ended March 31, 2016, we had two customers that each accounted for more than 10% of our revenues. Those customers were BP plc, which accounted for 17.6% of our revenues and EOG Resources, Inc., which accounted for 17.0% of our revenues.

Per the terms of the AES Agreement, our three-year fee-based gathering and processing agreement with AES at our Panola County processing facilities was terminated.  Under this agreement, AES paid us a fixed fee per Mcf, subject to an annual inflation adjustment, for gathering, treating, compression and processing services and a per gallon fixed fee for NGL transportation services.  We will have to replace the existing contract with new arrangements with other customers if we are to continue operations at this facility. AES has historically been our sole customer with respect to our crude oil logistics business, and we have derived the substantial majority of our transloading revenues from AES.  AES contracts represented 100% of the capacity at our Wildcat, Big Horn, and East New Mexico facilities. The AES contract terminations have materially and adversely affected our crude oil logistics business.

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

During the first quarter of 2016, AES was delinquent in paying amounts invoiced under its gathering and processing contracts, as well as its logistics contracts with subsidiaries of the Partnership.  The contracts have provisions requiring AES to make payments based on MVCs. AES caused its bank to issue a $15.0 million letter of credit to the administrative agent under our Credit Agreement to secure the amount of its obligations under its logistics contracts.  See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments” for further discussion of the AES contract terminations.

Item 4. Controls and Procedures

Material Weakness in Internal Controls Over Financial Reporting

As previously discussed under Item 9A. Controls and Procedures in our Annual Report on Form 10-K (“Annual Report”) the Partnership did not have appropriately designed controls over the accounting for revenue and accounts receivable, specifically related to timely evaluation of the terms of revenue contracts from acquired businesses to ensure complete and accurate information was used in recording and reporting revenue and accounts receivable.

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

Because the newly designed controls which were put in place to remediate the material weakness discussed above have not been operating for a period of time sufficient to make a determination of their operating effectiveness based upon normal control testing guidelines, we have concluded that the disclosure controls and procedures were not effective as of March 31, 2016.

Changes in Internal Control Over Financial Reporting

Aside from the implementation of the remediation measures described above, there has not been any changes in the Partnership’s internal control over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act during the first fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

RISK FACTORS

Security holders and potential investors in our securities should carefully consider the risk factors set forth under Part I. "Item 1A, Risk Factors", in our Annual Report. There has been no material change in our risk factors from those described in the Annual Report. These risks are not the sole risks for investors.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6.  Exhibits.

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report, and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Azure Midstream Partners, LP
By: Azure Midstream Partners GP, LLC,
The General Partner of Azure Midstream Partners, LP

May 9, 2016	/s/ Amanda Bush
Amanda Bush
Chief Financial Officer of Azure Midstream Partners GP, LLC
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

	Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

3.1	Certificate of Limited Partnership of Marlin Midstream Partners, LP.	DRS	3.1	5/3/2013	377-00170

3.2	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Azure Midstream Partners, LP, effective as of March 30, 2016.	8-K	3.1	4/5/2016	001-36018

3.3	Certificate of Formation of Marlin Midstream GP, LLC.	DRS	3.3	5/3/2013	377-00170

10.1	Amendment No.3 to Credit Agreement and Amendment No. 2 to Security Agreement.	10-K	10.1	3/30/2016	001-36018

10.2	Settlement Agreement Regarding AES Contracts between Azure Midstream Partners, LP, Marlin Midstream, LLC and Marlin Logistic, LLC and Associated Energy Services, LP, NuDevco Midstream Development, LLC and Marlin IDR Holdings, LLC dated effective March 31, 2016.	8-K	10.1	4/5/2016	001-36018

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32**	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

*	Filed Herewith.

**	Furnished Herewith.