Form 10-Q
period 2016-06-30
AZURE MIDSTREAM PARTNERS, LP
filed 2016-08-08
CIK 1575599

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer ◻		Accelerated filer ◻

Non-accelerated filer ◻	(Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Act).  Yes  ◻   No  ☑

The registrant had the following number of units outstanding as of August 8, 2016:

Class	Units Outstanding
Common Units	11,284,341

AZURE MIDSTREAM PARTNERS, LP

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2016

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

AZURE MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except number of units)

	(unaudited)
	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$12,359	$7,511
Accounts receivable, net	5,320	5,887
Accounts receivable—affiliates	178	5,148
Other current assets	330	339
Total current assets	18,187	18,885

Property, plant, and equipment, net	399,882	485,155
Intangible assets, net	—	59,583
Other assets	302	341
TOTAL ASSETS	$418,371	$563,964

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable and accrued liabilities	$5,260	$6,218
Accounts payable—affiliates	110	96
Total current liabilities	5,370	6,314
Long-term liabilities:
Long-term debt, net of deferred borrowing costs	212,231	228,474
Deferred income taxes	768	1,104
Other long-term liabilities	18,520	11,625
Total liabilities	236,889	247,517
Commitments and contingencies (Note 10)
Partners' capital:
Common units (13,064,218 issued and 11,124,953 outstanding as of June 30, 2016 and 13,044,654 issued and outstanding as of December 31, 2015)	53,180	127,292
Subordinated units (8,724,545 issued and 0 outstanding as of June 30, 2016 and 8,724,545 issued and outstanding as of December 31, 2015)	70,203	114,807
Treasury units (1,939,265 common units, 8,724,545 subordinated units and 10 IDR Units as of June 30, 2016)	(13,745)	—
General partner interest	2,633	5,137
Incentive distribution rights (100 issued and 90 outstanding as of June 30, 2016 and 100 issued and outstanding as of December 31, 2015)	69,211	69,211
Total partners’ capital	181,482	316,447
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$418,371	$563,964

See the accompanying notes to the condensed consolidated financial statements.

AZURE MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except unit and per unit data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Operating Revenues:
Natural gas, NGLs and condensate revenue	$4,606	$5,919	$7,835	$11,321
Natural gas, NGLs and condensate revenue—affiliates	251	561	1,298	705
Gathering, processing, transloading and other fee revenue	5,637	9,440	13,714	16,264
Gathering, processing, transloading and other fee revenue—affiliates	344	8,452	672	11,762
Total operating revenues	10,838	24,372	23,519	40,052
Operating Expenses:
Cost of natural gas and NGLs	3,970	3,636	7,300	7,954
Cost of natural gas and NGLs—affiliates	—	1,358	—	1,843
Operation and maintenance	4,357	5,777	8,428	10,435
General and administrative	4,072	4,374	6,760	7,248
Depreciation and amortization expense	3,598	5,884	9,588	9,078
Impairments (Notes 2 and 7)	—	—	107,477	—
Total operating expenses	15,997	21,029	139,553	36,558
Operating income (loss)	(5,159)	3,343	(116,034)	3,494
Interest expense	3,153	3,225	6,154	6,698
Other (income) expense, net	(14)	581	81	1,680
Net loss before income tax expense	(8,298)	(463)	(122,269)	(4,884)
Income tax expense (benefit)	93	540	(307)	499
Net loss	$(8,391)	$(1,003)	$(121,962)	$(5,383)

Net Income (loss) per unit and distributions declared:
Net loss	$(8,391)	$(1,003)	$(121,962)	$(5,383)
Less amounts attributable to the General Partner:
Net loss of the Legacy System for the period from January 1, 2015 to February 28, 2015	—	—	—	(1,666)
Net loss of the ETG System for the three and six months ended June 30, 2015	—	(2,705)	—	(5,816)
General Partner interest	(312)	33	(2,504)	41
Net loss attributable to the General Partner	(312)	(2,672)	(2,504)	(7,441)
Less: Net loss attributable to unvested phantom units	(286)	—	(2,635)	—
Net income (loss) attributable to common and subordinated units (1)	$(7,793)	$1,669	$(116,823)	$2,058

Net income (loss) per common and subordinated unit - basic and diluted (1) (2)	$(0.70)	$0.09	$(7.10)	$0.11
Weighted average number of common units outstanding	11,124,953	9,541,510	12,093,081	9,453,553
Weighted average number of subordinated units outstanding	—	8,724,545	4,362,273	8,724,545
Distributions declared and paid per common and subordinated units (3)	$—	$0.37	$—	$0.74

(1)

For the six months ended June 30, 2015, net income per unit has been presented for the period March 1, 2015 to June 30, 2015, the period in which units were outstanding for accounting purposes (see Note 1 to the condensed consolidated financial statements —  “Sale of General Partner Interest and Contribution of the Legacy System”).

(2)

There were no units or awards issued or outstanding during the three and six months ended June 30, 2016, the three months ended June 30, 2015 and the period March 1, 2015 to June 30, 2015 that would be considered dilutive to the net loss per unit calculation, therefore, basic and diluted net loss per unit are the same for the periods presented.

(3)

The Partnership has suspended the distributions for the quarterly periods ended March 31, 2016 and June 30, 2016 (see Note 1 to the condensed consolidated financial statements — “Suspension of Distribution”).

See the accompanying notes to the condensed consolidated financial statements.

AZURE MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

	General	Incentive		Limited Partner
	Partner	Distribution	Treasury	Common	Subordinated
	Interest	Rights	Units	Units	Units	Total
Balance at December 31, 2015	$5,137	$69,211	$—	$127,292	$114,807	$316,447
Unit based compensation related to long-term incentive plan	—	—	—	742	—	742
Assignment of 1,939,265 common units, 8,724,545 subordinated units and 10 IDR Units from NuDevco to the Partnership	—	—	(13,745)	—	—	(13,745)
Net loss	(2,504)	—	—	(74,854)	(44,604)	(121,962)
Balance at June 30, 2016	$2,633	$69,211	$(13,745)	$53,180	$70,203	$181,482

See the accompanying notes to the condensed consolidated financial statements.

AZURE MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(121,962)	$(5,383)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization expense	9,588	9,078
Amortization of deferred financing costs	980	823
Unit based compensation related to long-term incentive plan	742	—
Asset impairment	107,477	—
Deferred income taxes	(336)	415
Gas imbalance mark-to-market	(113)	135
Changes in assets and liabilities, net of effects of business combination:
Accounts receivable	362	(6,069)
Accounts receivable—affiliates	4,970	—
Other current assets	9	(371)
Other non-current assets	39	—
Accounts payable and accrued liabilities	(992)	(5,894)
Accounts payable and accrued liabilities—affiliates	14	—
Other long-term liabilities	6,895	6,275
Net cash provided by (used in) operating activities	7,673	(991)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(943)	(1,971)
Cash received under aid in construction contracts	341	1,958
Assumed cash acquired in business combination	—	117,268
Net cash provided by (used in) investing activities	(602)	117,255

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt under the Credit Agreement (Note 8)	—	9,500
Proceeds from public offering on common units	—	48,332
Proceeds from AES letter of credit	15,000	—
Allocated repayments of long-term debt under the Azure Credit Agreement	—	(3,741)
Repayments of long-term debt under the Partnership's existing credit facility (Note 8)	—	(15,000)
Repayments of long-term debt under the Credit Agreement (Note 8)	(17,223)	(47,320)
Cash distribution related to the Transactions	—	(99,500)
Distributions to unitholders	—	(6,763)
Payment of deferred financing costs	—	(272)
Parent company net investment	—	3,679
Net cash (used in) financing activities	(2,223)	(111,085)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,848	5,179

CASH AND CASH EQUIVALENTS—Beginning of Period	7,511	—

CASH AND CASH EQUIVALENTS—End of Period	$12,359	$5,179

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

In this Quarterly Report the term “Legacy System” refers to the Legacy gathering system entities and assets, which has been deemed to be the predecessor of the Partnership for accounting and financial reporting purposes. The closing of the transactions described below under “Sale of General Partner Interests and Contribution of the Legacy System” (the “Transactions”) occurred on February 27, 2015, and was reflected in the condensed consolidated financial statements of the Partnership using, for accounting purposes, a date of convenience of February 28, 2015 (the “Transaction Date”). The effect of recording the Transactions as of the Transaction Date was not material to the information presented.

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

As of June 30, 2016, Azure owned and controlled 100% of our general partner, Azure Midstream Partners GP, LLC, a Delaware limited liability company, (the "General Partner"), through its ownership of: (i) 429,365 general partner units representing 3.7% general partner interest; (ii) 255,319 common units, representing 2.3% of our outstanding limited partner interests; and (iii) 100% of our outstanding IDR Units, as defined below.  As of June 30, 2016, the public owned 10,869,634 of our common units, representing 97.7% of our outstanding limited partner interest. Azure, through its ownership of our General Partner, controls us and is responsible for managing our business and operations.

Delisting of Common Units and Trading of Common Units on the OTCQB Market

On June 6, 2016, the Partnership was formally notified by the New York Stock Exchange (“NYSE”) that the NYSE delisted the Partnership’s common units from the NYSE. The delisting results from the Partnership’s failure to comply with the continued listing standard set forth in Section 802.01B of the NYSE Listed Company Manual. This standard required the Partnership to maintain an average global market capitalization over a consecutive 30-day trading period of at least $15.0 million for the Partnership’s common units.  The NYSE suspended the trading of the Partnership’s common units at the close of trading on June 3, 2016.

On June 6, 2016, the Partnership’s common units began trading on the OTCQB Market under the same ticker symbol used previously on the NYSE “AZUR”. The Partnership will remain subject to the public reporting requirements of the SEC following the trading of its common units on the OTCQB Market.

Going Concern Uncertainty

The decline in commodity prices throughout 2015 and continuing through the first half of 2016, has adversely affected the Partnership’s liquidity outlook. The decline in commodity prices has affected a number of companies in the oil and natural gas industries, including our customers.  Lower commodity prices have caused a significant reduction in drilling, completing and connecting new wells, which has caused a reduction in our forecasted volumes.  These lower volumes have negatively impacted our operating cash flows.  The downturn in the market has also effected the Partnership’s ability to access the capital markets, which could have allowed the Partnership to facilitate growth or reduce debt.

As a result of these and other factors the Partnership’s inability to comply with financial covenants and ratios in its senior secured revolving credit facility (the "Credit Agreement") has adversely impacted the Partnership’s ability to continue as a going concern. Absent a waiver or amendment, failure to meet these covenants and ratios would have resulted in a default and, to the extent the applicable lenders so elect, an acceleration of the existing indebtedness, causing such debt of approximately $214.5 million to be immediately due and payable. Based upon our current estimates and expectations for commodity prices in 2016, we do not expect to remain in compliance with all of the restrictive covenants contained in our Credit Agreement throughout 2016 unless those requirements are waived or amended. The Partnership does not currently have adequate liquidity to repay all of its outstanding debt in full if such debt were accelerated.

The report of the Partnership’s independent registered public accounting firm that accompanies its 2015 audited consolidated financial statements contains an explanatory paragraph regarding the substantial doubt about the Partnership’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty. The Partnership’s Credit Agreement contains the requirement to deliver audited consolidated financial statements without a going concern or like qualification or exception. Consequently, the Partnership would have been in default under the Credit Agreement. Had we been unable to obtain a waiver or other suitable relief from the lenders under the Credit Agreement prior to the expiration of the 30 day grace period, an Event of Default (as defined in the Credit Agreement) could have resulted in the acceleration of the outstanding indebtedness, which would have made it immediately due and payable. On March 29, 2016, the Partnership entered into the third amendment to the Credit Agreement (“Third Amendment”), which waived the event of default described above and certain other events of default until June 30, 2016. On June 30, 2016, the Partnership entered into the Fourth Amendment to the Credit Agreement (as defined below), which extended the waiver of certain other events of default. See Note 3 for further information regarding our ability to continue as a going concern.

Associated Energy Services, LP (“AES”) Contract Terminations

During the first quarter of 2016, AES was delinquent in paying amounts invoiced under its gathering and processing contracts, as well as its logistics contracts, with subsidiaries of the Partnership.  The contracts had provisions requiring AES to make payments based on minimum volume commitments (“MVCs”). AES caused its bank to issue a $15.0 million letter of credit to the administrative agent under the Credit Agreement to secure the amount of its obligations under its logistics contracts. On March 31, 2016, the Partnership’s General Partner executed a settlement agreement with AES and its parent, NuDevco, (the “AES Agreement”) to resolve these issues under the gathering and processing agreements and the logistics contracts.  The execution of the AES Agreement resulted in the following: (i) on April 1, 2016, AES instructed our administrative agent to draw down the full $15.0 million amount of the letter of credit, the proceeds of which were applied to pay down debt under our Credit Agreement; (ii) effective as of January 1, 2016, the gathering and processing agreement and the logistics contracts were terminated; (iii) effective April 1, 2016, NuDevco surrendered to the Partnership 8,724,545 subordinated units, 1,939,265 common units and 10 IDR Units of the Partnership held by NuDevco or its subsidiary; (iv) the parties released each other from other claims in respect of the terminated contracts; and (v) AES assigned all of its rights and interests in third-party contracts to Azure. The AES Agreement was subject to final approval from the lenders under the Credit Agreement, which was obtained.

Amendment to Credit Agreement

On June 30, 2016, the Partnership entered into a limited duration waiver agreement and fourth amendment to the Credit Agreement (“Fourth Amendment”).  The Fourth Amendment extended the waiver of certain covenant defaults, which were previously waived under the Third Amendment through June 30, 2016, until August 12, 2016. Absent a waiver or amendment, failure to meet the financial covenants and ratios contained in our Credit Agreement, could result in default and, to the extent the applicable lenders so elect, an acceleration of the existing indebtedness, causing such debt of approximately $214.5 million to be immediately due and payable. In addition, the Fourth Amendment reduced the borrowing capacity under the Credit Agreement to $214.7 million and any future repayments or reductions to the outstanding balance on the Credit Agreement will reduce the borrowing capacity by an equal amount of the repayment or reduction.

We incurred $0.9 million in fees associated with the Fourth Amendment. These fees are included within general and administrative expense within the condensed consolidated statements of operations.

Suspension of Distribution

As a result of covenant restrictions contained in our Credit Agreement, the board of directors of the General Partner of the Partnership and management have continued the suspension of the distributions for the quarterly period ended June 30, 2016. The board of directors will continue to evaluate the Partnership’s ability to reinstate the distribution, although reinstatement of distributions is not expected in the near term absent substantial improvement in our operating performance and compliance with the terms of our Credit Agreement.

Sale of General Partner Interest and Contribution of the Legacy System

On February 27, 2015, we consummated a transaction agreement, dated January 14, 2015 (the “Transaction Agreement”), by and amongst us, Azure, our General Partner, NuDevco and Marlin IDR Holdings Inc, LLC, a wholly owned subsidiary of NuDevco (“IDRH”). The consummation of the Transaction Agreement resulted in Azure contributing the Legacy System to us, and Azure receiving $92.5 million in cash and acquiring 100% of the equity interests in our General Partner and 90% of our incentive distribution rights.

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

In preparing financial statements in accordance with GAAP, management makes informed judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses. Management evaluates its estimates and related assumptions regularly, utilizing historical experience and other methods considered reasonable under the particular circumstances. Changes in facts and circumstances or additional information may result in revised estimates and actual results may differ from these estimates. Effects on the business, financial condition and results of operations resulting from revisions to estimates are recognized when the facts that give rise to the revision become known. The information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial statements. Operating results for the three and six months periods ended June 30, 2016 and 2015 are not necessarily indicative of the results which may be expected for the full year or for any interim period. The condensed consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Trade accounts receivable arise from our natural gas sales, natural gas gathering, compression, dehydration, treating, processing, and hydrocarbon dew-point control and transportation services. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the condensed consolidated statements of cash flows. We had no allowance for doubtful accounts as of June 30, 2016 and December 31, 2015.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk are primarily accounts receivable. As of June 30, 2016, three customers accounted for more than 10% of our accounts receivable, BP plc, which accounted for 18.2%, Conoco Phillips, which accounted for 17.3% and Anadarko, which accounted for 13.4% of our accounts receivable.

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

The Partnership capitalizes all construction-related direct labor and material costs, as well as indirect construction costs. Indirect construction costs include general engineering, insurance, taxes and the cost of funds used during construction. Capitalized interest is calculated by multiplying the Partnership’s monthly weighted average interest rate on outstanding debt by the amount of qualifying costs. After major construction projects are completed, the associated capitalized costs including interest are depreciated over the estimated useful life of the related asset. There was no capitalized interest recognized by the Partnership during the three and six months periods ended June 30, 2016 and 2015.

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

Impairment of Long‑Lived Assets

We evaluate our long-lived assets for impairment when events or circumstances indicate that their carrying values may not be recoverable. These events include, but are not limited to, market declines that are believed to be other than temporary, changes in the manner in which we intend to use a long-lived asset, decisions to sell an asset and adverse changes in the legal or business environment such as adverse actions by regulators. If an event occurs, we evaluate the recoverability of our carrying value based on the long-lived asset's ability to generate future cash flows on an undiscounted basis. If the undiscounted cash flows are not sufficient to recover the long-lived asset's carrying value, or if we decide to sell a long-lived asset or group of assets, we adjust the carrying values of the asset downward, if necessary, to their estimated fair value. Our fair value estimates are generally based on assumptions market participants would use, including market data obtained through the sales process or an analysis of expected discounted cash flows. See Note 7.

Intangible Assets

We evaluate intangible assets for impairment upon a significant change in the operating environment or whenever circumstances indicate that the carrying value may not be recoverable. If an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value, which is generally based on discounted future cash flows.

As part of the AES Agreement executed on March 31, 2016, the gathering and processing agreement and the logistics contracts were terminated effective January 1, 2016.  Accordingly, the intangible assets which represented the existing customer relationship with AES were impaired.  The intangible assets were identified as part of the purchase price allocation to the Partnership's assets acquired by the Azure System.  The remaining balance of the intangible asset was eliminated in the second quarter of 2016 as part of the assignment of common and subordinated units and IDR Units from NuDevco to the Partnership. See Note 7.

Deferred Financing Costs

Financing costs incurred in connection with the issuance of debt are capitalized and amortized as interest expense under the effective interest method over the term of the related debt. The unamortized balance of deferred financing costs is included within long-term debt, net of deferred borrowing costs within the condensed consolidated balance sheets. The Partnership had net deferred loan costs of $2.3 million and $3.3 million as of June 30, 2016 and December 31, 2015. These deferred loan costs will be amortized over the maturity period of the Credit Agreement. All deferred financing costs included within the Azure System’s consolidated balance sheets, up to the Transaction Date, are associated with the Azure Credit Agreement. See Note 8.

Segment Reporting

The Partnership's chief operating decision maker ("CODM") is the Chief Executive Officer of our General Partner. Our CODM evaluates the performance of our operating segments. The Partnership has two operating segments, gathering and processing and logistics, for financial reporting purposes.

AES was the sole customer of the crude oil logistics business.  As a result of the termination of these contracts on April 1, 2016, we currently have no customers for our crude oil logistics business.  The Partnership is pursuing other customer contracts and currently has no plans to sell the assets of the logistics business. Accordingly, the assets of the logistics business are classified as held for use and the logistics segment does not meet the criteria to be classified as a discontinued operation.

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

The Partnership’s fee-based contracts provide for a fixed fee arrangement for one or more of the following midstream services: (i) natural gas gathering; (ii) compression; (iii) dehydration; (iv) treating; (v) processing and hydrocarbon dew-point control; and (vi) transportation services to producers, third-party pipeline companies and marketers. Under these arrangements, the Partnership is paid a fixed fee based on the volume of the natural gas the Partnership gathers and processes, and recognizes revenues for its services in the month such services are performed. Substantially all of these fee-based agreements contain MVCs and annual inflation adjustments.

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

Under our keep-whole contracts, the Partnership is required to gather or purchase raw natural gas at current market rates. The volume of gas gathered or purchased is based on the measured volume at an agreed upon location, generally at the wellhead. The volume of gas redelivered or sold at the tailgate of the Partnership’s processing facility would be lower than the volume purchased at the wellhead primarily due to NGLs extracted through processing. The Partnership would make up or “keep the producer whole” for the condensate and NGL volumes through the delivery of or payment for a thermally equivalent volume of residue gas. The cost of these natural gas volumes is recorded as a cost of natural gas and NGLs. The keep-whole contracts convey an economic benefit to the Partnership when the combined value of the individual NGLs is greater in the form of liquids than as a component of the natural gas stream; however, the Partnership is adversely affected when the value of the NGLs is lower as liquids than as a component of the natural gas stream. Certain contracts also included fee-based revenues for gathering and other midstream services. Cost of revenues were derived primarily from the purchase of natural gas, NGLs and condensates. There were no material costs categorized as cost of natural gas and NGLs sold directly identified with gathering, processing and other revenue.

Other revenue producing activities are the sale of natural gas and NGLs purchased from third parties, for which the Partnership takes title, and the sale of condensate liquids. Natural gas revenues are derived from transactions that are completed under contracts with limited commodity price exposure, and the Partnership has elected the normal purchases and normal sales exemption on all such transactions for accounting purposes. The Partnership receives a market price per barrel on our revenue from natural gas condensate liquids.  We recognize the natural gas and condensate revenues and the associated purchases and expenses on a gross basis within our statement of operations. The cost of natural gas purchased from third parties is reported as a component of operating costs and expenses.

The ETG System has a natural gas gathering agreement with a customer that provides for a minimum revenue commitment (“MRC”). Under the MRC, our customer agrees to pay a minimum monetary amount over certain periods during the term of the MRC. The customer must make a deficiency payment to us at the end of the contract year if its actual revenues are less than its MRC for that year. The customer is entitled to utilize the deficiency payments to offset gathering fees in the following periods to the extent that such customer’s revenues in the following periods exceed its MRC for that period. This contract provision ranges for the entire duration of the gas gathering agreement, which is ten years. We record customer billings for obligations under the MRC, solely with respect to this natural gas gathering agreement, as deferred revenue when the customer has the right to utilize deficiency payments to offset gathering fees in subsequent periods. We recognize deferred revenue under this arrangement as revenue once all contingencies or potential performance obligations associated with the related revenues have either: (i) been satisfied through the gathering of future excess volumes of natural gas; or (ii) expired, or lapsed through the passage of time pursuant to the terms of the natural gas gathering agreement. We classify deferred revenue as noncurrent where the expiration of the customer’s right to utilize deficiency payments is greater than one year. As of June 30, 2016 and December 31, 2015, deferred revenue under the MRC agreement was $18.5 million and $11.6 million and is included within other long-term liabilities in the condensed consolidated balance sheets. No deferred revenue amounts under these arrangements were recognized as revenue during the three and six months periods ended June 30, 2016 and 2015.

Accounts Payable and Accrued Liabilities

The Partnership's accounts payable and accrued liabilities as of June 30, 2016 and December 31, 2015, consist of obligations arising during the normal course of the Partnership's business operations which are expected to be settled within a period of twelve months.

Fair Value of Financial Instruments

Accounting guidance requires the disclosure of the fair value of all financial instruments that are not otherwise recorded at fair value in the financial statements. The carrying amount of long-term debt reported within the condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015 approximates fair value, because of the variable rate nature of the long-term debt. The fair value of the debt is considered a Level 2 fair value measurement. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities reported within the condensed consolidated balance sheets approximate fair value due to the short-term nature of these items.

Transactions with Affiliates

In connection with the closing of the Transactions, we terminated our omnibus agreement, dated July 31, 2013, by and between NuDevco, the General Partner and us, and entered into an omnibus agreement, the “New Omnibus Agreement” with the General Partner and Azure, pursuant to which, among other things, Azure has agreed to provide corporate, general and administrative services, the (“Services”), on behalf of the General Partner and for our benefit and we are obligated to reimburse Azure and its affiliates for costs and expenses incurred by Azure and its affiliates in providing the Services on our behalf.  The New Omnibus Agreement also provides us with a right of first offer on any proposed transfer of any assets owned by Azure or its subsidiaries.

Asset Retirement Obligations

Applicable accounting guidance requires us to evaluate whether any future asset retirement obligations exist as of June 30, 2016 and December 31, 2015, and whether the expected retirement date of the related costs of retirement can be estimated. We have concluded that our natural gas gathering system assets, which include pipelines and processing and treating facilities, have an indeterminate life because they are owned and will operate for an indeterminate future period when properly maintained. A liability for these asset retirement obligations will be recorded only if and when a future retirement obligation with a determinable life is identified. The Partnership has not recognized any asset retirement obligations as of June 30, 2016 and December 31, 2015 because we have no current intention of discontinuing use of any significant assets in the long-term.

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

Income Taxes

The Partnership and its condensed consolidated subsidiaries are not taxable entities for U.S. federal income tax purposes or for the majority of states that impose an income tax. Generally, income taxes are not levied at the entity level, but rather on the individual partners of the Partnership. The Partnership is subject to the Revised Texas Franchise Tax (“Texas Margin Tax”). The Texas Margin Tax is computed on modified gross margin, and is recorded as income tax expense in the condensed consolidated statements of operations. In June 2013, the State of Texas enacted certain changes to the Texas Margin Tax which lowered the tax rate and expanded the scope of depreciation deductions. The Partnership does not do business in any other state where a similar tax is applied. As of June 30, 2016 and December 31, 2015, the Partnership had a non-current liability of $0.8 million and $1.1 million for deferred taxes.

Net Income (Loss) Per Unit

Net income (loss) per unit is presented for the three and six months periods ended June 30, 2016, the three months ended June 30, 2015 and the period from March 1, 2015 to June 30, 2015 as this is the period in which the Partnership's results of operations are included within net loss. The Azure System from the period January 1, 2015 up to the Transaction Date had no units and therefore net loss per unit is not presented for periods in which net loss consists only of the Azure System.

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

In April 2015, the Financial Accounting Standards Board ("FASB") issued a pronouncement that specifies how to calculate historical earnings per unit for a master limited partnership with retrospectively adjusted financial statements subsequent to a drop-down acquisition. The amendments specify that for purposes of calculating historical earnings per unit under the two-class method, the earnings or losses of a transferred business before the date of a drop-down acquisition are to be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners would not change as a result of the dropdown acquisition. Qualitative disclosures about how the rights to the earnings or losses differ before and after the drop-down acquisition occurs for purposes of computing earnings per unit under the two-class method are also required. This standard became effective beginning in 2016; however, we have elected to early adopt this standard in this report and have retrospectively adjusted our prior period balances related to this standard in this report. See Note 5.

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

3. GOING CONCERN

The precipitous decline in oil and natural gas prices during 2015 and into 2016 has had a significant adverse impact on our business, and has impacted the Partnership’s ability to comply with financial covenants and ratios in its Credit Agreement.  Based upon our current estimates and expectations for commodity prices in 2016, we do not expect to remain in compliance with all of the restrictive covenants contained in the Credit Agreement throughout 2016 unless those requirements are waived or amended. Absent a waiver or amendment, failure to meet these covenants and ratios would result in a default and, to the extent the applicable lenders so elect, an acceleration of the existing indebtedness, causing such debt of approximately $214.5 million to be immediately due and payable.  The Partnership does not currently have adequate liquidity to repay all of its outstanding debt in full if such debt were accelerated.

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

Pursuant to the Third Amendment to the Credit Agreement, certain other events of default have been waived until June 30, 2016. On June 30, 2016, the Partnership entered into the Fourth Amendment to the Credit Agreement, which extended the waiver of certain covenant defaults until August 12, 2016. Notwithstanding the effects of these waivers, it is unlikely that we can comply with the leverage covenant currently contained in the Credit Agreement during the next twelve months. If we cannot obtain from our lenders a waiver of such potential breach or an amendment of the leverage covenant, our breach would constitute an event of default that could result in an acceleration of substantially all of our outstanding indebtedness. We would not have sufficient capital to satisfy these obligations.

While the Fourth Amendment offers a temporary solution to the defaults under the Credit Agreement, the Partnership still seeks a long-term solution to its liquidity and covenants under the Credit Agreement.

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

4.  PARTNERSHIP EQUITY AND DISTRIBUTIONS

Outstanding Units

As of June 30, 2016, Azure owned 100% of our general partner interests consisting of 429,365 general partner units representing a 3.7% general partner interest, 255,319 common units representing a 2.3% limited partner interest and 100% of our outstanding IDR Units. As of June 30, 2016, the Partnership had common units outstanding of 11,124,953 of which, the public owned 10,869,634 units, representing a 97.7% limited partner interest.

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

On February 1, 2016, the Partnership announced a temporary suspension of the distributions for the quarterly period ended December 31, 2015. In addition, we have also suspended the distributions for the quarterly periods ended March 31, 2016 and June 30, 2016, primarily due to liquidity constraints contained in the amendments to our Credit Agreement. Should the distributions be reinstated, the common unitholders will be entitled to receive the minimum quarterly distribution of $0.35 per unit in arrears for each quarter as to which the distributions were suspended.  Payment of any such amount in arrears will be subject to board of directors approval and compliance with the terms of our Partnership Agreement and the agreements governing our indebtedness. Our ability to pay distributions also is reliant on our ability to comply with restrictions contained in the agreements governing our debt. However, there is no guarantee that we will pay the minimum quarterly distribution on our units in any quarter.

The Partnership declared the following cash distributions to its unitholders of record for the periods presented:

	Total Quarterly
	Distribution per	Total Cash	Date of
Quarter ended:	Unit	Distribution (1)	Distribution
June 30, 2016 (2)	$—	—
March 31, 2016 (2)	$—	—
December 31, 2015 (2)	$—	—
September 30, 2015	$0.370	$8,213	November 13, 2015
June 30, 2015	$0.370	$8,187	August 14, 2015
March 31, 2015	$0.370	$6,763	May 15, 2015

(1)

Total distribution amount includes the distributions paid to our General Partner and does not include the payment associated with the distribution equivalent rights that accrue on all unvested phantom units that have been issued under our long-term incentive plan.

(2)

Distributions for the quarterly periods ended June 30, 2016, March 31, 2016 and December 31, 2015 have been suspended primarily due to the Partnership’s liquidity constraints contained in the amendments to its Credit Agreement.

General Partner Interest

As of June 30, 2016, Azure owned 100% of our general partner interest. If we issue additional units, our General Partner has the right, but not the obligation, to contribute a proportionate amount of capital to us in order to maintain its general partner interest. The general partner interest, and the percentage of our cash distributions to which our General Partner is entitled from such interest, will be proportionately reduced if we issue additional units in the future (other than the issuance of common units upon conversion of outstanding subordinated units or the issuance of common units upon a reset of the incentive distribution rights) and our General Partner does not contribute a proportionate amount of capital to the Partnership in order to maintain its general partner interest. As of June 30, 2016, the general partner interest was the equivalent of 3.7%. This general partner interest increased from 1.9% as of March 31, 2016 as  a result of: (i) NuDevco surrendering to the Partnership 8,724,545 subordinated units and 1,939,265 common units as a result of the AES Agreement; partially offset by (ii) our General Partner electing not to make a contribution in connection with the previous issuances of common units related to the vesting of awards under the Marlin Midstream Partners, LP 2013 Long-Term Incentive Plan (“LTIP”) (See Note 12); and (iii) our General Partner electing not to make a contribution in connection with the issuance of 255,319 common units to Azure in connection with the contribution of Azure ETG.

Incentive Distribution Rights

As of June 30, 2016, Azure owned all of our outstanding IDR Units. The IDR Units entitle the holder to receive an increasing percentage, 13%, 23% and 48%, of quarterly distributions of available cash from operating surplus after the minimum quarterly distribution and certain target distribution levels have been achieved. The target distribution levels are defined within the Partnership Agreement as: (i) the First Target Distribution of $0.4025 per unit per quarter;

(ii) the Second Target Distribution of $0.4375 per unit per quarter; and (iii) the Third Target Distribution of $0.5250 per unit per quarter. The maximum distribution of 48% does not include any distributions that our General Partner or Azure may receive on common, subordinated or general partner units that they own.

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

As previously disclosed, the Partnership temporarily suspended distributions for the second quarter of 2016, first quarter of 2016 and fourth quarter of 2015.  Should the distributions be reinstated, the common unitholders will be entitled to receive the minimum quarterly distribution of $0.35 per unit in arrears for each quarter as to which the distributions were suspended prior to distributions being made in respect of IDR Units or any junior securities. Payment of any such amount in arrears will be subject to the approval of the board of directors of the General Partner of the Partnership and compliance with the terms of our Partnership Agreement and the agreements governing our indebtedness.

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

All subordinated units were surrendered to the Partnership effective April 1, 2016 per the terms of the AES Agreement.

5. NET INCOME (LOSS) PER UNIT

The Partnership's condensed consolidated statements of operations were recast to reflect the Azure System for periods prior to March 1, 2015 in accordance with applicable accounting and financial reporting guidance. The Azure System had no units outstanding prior to the Transaction Date. Therefore, net income per unit for the six months ended June 30, 2015 is presented for the period March 1, 2015 to June 30, 2015, which is the period the Partnership's results of operations are included within these condensed consolidated financial statements and the period in which the Partnership's units were reflected as outstanding within these condensed consolidated financial statements.

The Partnership’s net income (loss) for the three and six months periods ended June 30, 2016, the three months ended June 30, 2015 and the period March 1, 2015 to June 30, 2015 is allocated to the General Partner and our limited partners in accordance with their respective ownership percentages and, when applicable, giving effect to the IDR Units. The ETG System's net losses of $2.7 million and $5.8 million have been allocated to the General Partner for the three months ended June 30, 2015 and the period January 1, 2015 to June 30, 2015 as this period preceded the contribution date of August 6, 2015. Basic and diluted net income (loss) per unit is calculated by dividing the partner’s interest in net income (loss) by the weighted average number of units outstanding during the period. There were no units or awards issued or outstanding during the three and six months periods ended June 30, 2016, the three months ended June 30, 2015 and the period March 1, 2015 to June 30, 2015 that would be considered dilutive to the net income (loss) per unit calculation, and, therefore, basic and diluted net income (loss) per unit are the same for the periods presented.

For the three and six months periods ended June 30, 2016, net loss was allocated to the unvested phantom unit awards granted to our executive officers and certain employees for the earnings per unit calculation. Relevant accounting guidance requires unvested unit-based payments that entitle employees to receive non-forfeitable distributions are considered participating securities for earnings per unit calculations.

The following table illustrates the Partnership’s calculation of net income (loss) per unit for common and subordinated units for the periods presented:

	Three Months Ended		Six Months Ended	March 1, 2015 to
In thousands, except per unit data	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net loss	$(8,391)	$(1,003)	$(121,962)	$(5,383)
Less amounts attributable to the General Partner:
Net loss of the Legacy System for the period January 1, 2015 to February 28, 2015	—	—	—	(1,666)
Net loss of the ETG System for the three and six months ended June 30, 2015	—	(2,705)	—	(5,816)
General Partner interest	(312)	33	(2,504)	41
Net loss attributable to the General Partner	(312)	(2,672)	(2,504)	(7,441)
Less: Net loss attributable to unvested phantom units	(286)	—	(2,635)	—
Net income (loss) attributable to common and subordinated units	$(7,793)	$1,669	$(116,823)	$2,058

Net income (loss) per common and subordinated unit - basic and diluted	$(0.70)	$0.09	$(7.10)	$0.11

Weighted average units outstanding - basic and diluted
Common units	11,124,953	9,541,510	12,093,081	9,453,553
Subordinated units	—	8,724,545	4,362,273	8,724,545
Total	11,124,953	18,266,055	16,455,354	18,178,098

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

The property, plant and equipment of the Legacy System has been reflected at its historical net carrying value, which is greater than the consideration paid for the business. The excess of the historical carrying value over the consideration paid was $51.7 million and was reflected as an increase to partners' capital. Additionally, the Partnership did not assume certain liabilities of the Legacy System as part of the Contribution, and, as a result, the amount of such liabilities not assumed is considered a deemed contribution within the statement of partners' capital.

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

The assets acquired and liabilities assumed of the ETG System have been reflected at their historical net carrying value, which is less than the consideration paid for the business. The excess of the consideration paid over the historical carrying value was $6.8 million and was reflected as a decrease to partners' capital. Additionally, the Partnership did not assume certain liabilities of the ETG System as part of the Contribution Agreement and, as a result, the amount of such liabilities not assumed is considered a deemed contribution within the condensed consolidated statement of partners' capital.

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

7. PROPERTY, PLANT AND EQUIPMENT AND INTANGIBLE ASSETS

Property, plant and equipment, net

Property, plant and equipment, net is comprised of the following as of each period presented:

	Estimated
	Useful	June 30,	December 31,
In thousands	Lives (Years)	2016	2015
Gathering pipelines and related equipment	45	$284,010	$319,058
Gas processing and compression facilities	20	131,673	173,679
Buildings	30	2,144	2,175
Other depreciable assets	3 - 15	5,632	5,589
Land and rights of way		9,027	9,027
Construction in progress		8	277
Total property, plant and equipment		432,494	509,805
Accumulated depreciation		(32,612)	(24,650)
Total property, plant and equipment, net		$399,882	$485,155

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

Depreciation expense was $3.6 million and $8.0 million for the three and six months periods ended June 30, 2016 and $4.3 million and $6.9 million for the three and six months periods ended June 30, 2015.

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

The Partnership recorded an intangible asset impairment of $29.2 million during the three months ended March 31, 2016.  The remaining balance of the intangible asset, of $28.7 million, was eliminated in the second quarter of 2016 as part of the assignment of common and subordinated units and IDR Units from NuDevco to the Partnership.

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

Due to the elimination of the remaining intangible asset balance, per the terms of the AES Agreement, no amortization expense associated with the intangible assets was recorded in the three months ended June 30, 2016. The amortization expense associated with the customer contracts and customer relationships intangible assets, which is included within depreciation and amortization expense within the statement of operations was $1.6 million for the six months ended June 30, 2016 and $1.6 million and $2.2 million for the three and six months periods ended June 30, 2015.

8. LONG-TERM DEBT

Long-term debt, net of deferred borrowing costs consists of the following:

In thousands	June 30, 2016	December 31, 2015
Long-term debt associated with the Partnership's Credit Agreement	$214,512	$231,735
Less: Current portion of long-term debt	—	—
Total long-term debt	214,512	231,735
Less: Net deferred borrowing costs	2,281	3,261
Total long-term debt, net of deferred borrowing costs	$212,231	$228,474

Credit Agreement

On February 27, 2015, we entered into the Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and SG Americas Securities, LLC, collectively, (the “Lenders”). The Partnership has entered into three amendments to the Credit Agreement as described below.

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

As of June 30, 2016, we had outstanding borrowings under the Credit Agreement of $214.5 million. For the three and six months periods ended June 30, 2016 interest expense associated with the Credit Agreement was $2.6 million and $5.2 million. For the three months ended June 30, 2015 interest expense associated with the credit agreement was $1.7 million. For the period March 1, 2015 to June 30, 2015 interest expense associated with the Credit Agreement was $2.3 million. We had net deferred loan costs of $2.3 million and $3.3 million as of June 30, 2016 and December 31, 2015 in connection with the Credit Agreement. These financing costs were classified within long-term debt, net of deferred borrowing costs in the condensed consolidated balance sheets and will be amortized to interest expense and related charges over the maturity period of the Credit Agreement.

As part of the AES Agreement discussed in Note 1, on April 1, 2016, the proceeds from the $15.0 million letter of credit were applied to pay down debt under our Credit Agreement.

Amendments to the Credit Agreement

As a result of the decline in commodity prices and associated decline in upstream oil and gas drilling activity, we experienced a decline in the growth in volume of natural gas we gather and process for our customers. These collective events affected our operating results adversely and resulted in the need to amend our Credit Agreement.

In October 2015, the Partnership entered into the second Amendment to the Credit Agreement (“Second Amendment”), and the first amendment to the security agreement. Among other things, the Partnership agreed to reduce the borrowing capacity under the Credit Agreement to $238.0 million in exchange for more favorable financial condition covenants, including amending our maximum permitted consolidated leverage ratio.

Our maximum permitted consolidated leverage ratio as a result of the Second Amendment was superseded by the Third Amendment and waived as an event of default until June 30, 2016.

Under the terms of the Second Amendment, we are prohibited from declaring or paying any distribution to unitholders if a default or event of default exists. In addition, under the Second Amendment, future distributions were contingent upon the maintenance of certain leverage ratios, as detailed in the Second Amendment. There is a reasonable possibility that the Partnership will be unable to comply with the financial covenants over the next four quarters. As part of its balance sheet management, the Partnership is evaluating several alternatives to bolster its capital and liquidity position, including but not limited to asset sales and issuances of equity. The ability to comply with the financial covenants and to pay distributions will depend upon the Partnership’s ability to reduce debt, increase its liquidity, or increase its Adjusted EBITDA due to a rebound in commodity prices and a related increase in drilling activity by the producers supplying its volumes.

We incurred $0.7 million in fees associated with the Second Amendment. These fees are included within general and administrative expense within the condensed consolidated statements of operations.

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

On June 30, 2016, the Partnership entered into the Fourth Amendment.  The Fourth Amendment extended the waiver of certain covenant defaults, which were previously waived under the Third Amendment through June 30, 2016, until August 12, 2016. Absent a waiver or amendment, failure to meet the financial covenants and ratios contained in our Credit Agreement, could result in default and, to the extent the applicable lenders so elect, an acceleration of the existing indebtedness, causing such debt of approximately $214.5 million to be immediately due and payable. In addition, the Fourth Amendment reduced the borrowing capacity under the Credit Agreement to $214.7 million and any future repayments or reductions to the outstanding balance on the Credit Agreement will reduce the borrowing capacity by an equal amount of the repayment or reduction.

We incurred $0.9 million in fees associated with the Fourth Amendment. These fees are included within general and administrative expense within the condensed consolidated statements of operations.

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

In connection with entering into the Azure Credit Agreement, Azure incurred financing costs, which were deferred and amortized over the maturity period of the Azure Credit Agreement. These deferred financing costs have also been allocated to the Azure System’s balance sheet, included within long-term debt, net of deferred borrowing costs, as of December 31, 2015. The Azure System's interest expense allocation has also been calculated using a similar allocation methodology as long-term debt.

The weighted average long-term debt allocated to the Azure System for the period January 1, 2015 to February 28, 2015 was $192.0 million. The weighted average long-term debt allocated to the Partnership for the Azure ETG System was $54.4 million for the period March 1, 2015 to June 30, 2015. The interest expense allocated to the Azure System for the period January 1, 2015 to February 28, 2015 was $2.3 million of which $0.3 million was associated with the allocation of deferred financing cost amortization expense. The interest expense allocated to the Partnership for the Azure ETG System was $1.2 million for the three months ended June 30, 2015, of which $0.2 million was associated with the allocation of deferred financing cost amortization expense.  The interest expense allocated to the Partnership for the Azure ETG System was $1.7 million for the period March 1, 2015 to June 30, 2015, of which $0.2 million was associated with the allocation of deferred financing cost amortization expense.

The allocation of long-term debt and related expenses to the Azure System were in accordance with applicable accounting guidance, and the long-term debt and related expenses were not assumed by the Partnership as part of the Contribution. As a result, the allocation of long-term debt and related expenses is only applicable for the Azure System historical periods presented.

9.  SEGMENT INFORMATION

As of June 30, 2016, the Partnership had two operating segments gathering and processing and logistics. These segments were identified based on the differing products and services, regulatory environment, and expertise required for their respective operations. The Partnership's CODM is the Chief Executive Officer of our General Partner.

As a result of the terms of the AES Agreement all of the contracts with our logistics segment were terminated. During the second quarter of 2016, we evaluated our logistics segment. This evaluation resulted in focusing our operations around our Wildcat crude oil transloading facility located in Carbon County, Utah. We moved our transloading equipment from our Wyoming and New Mexico facilities to our Wildcat facility to concentrate our efforts to acquire new business in this region. We will continue to evaluate our logistics segment on an ongoing basis to determine its viability as an operating segment.

The financial information for our operating segments has been presented for the three and six months ended June 30, 2016 and 2015 and as of June 30, 2016 and December 31, 2015.

The following table presents financial information by segment for the three months ended June 30, 2016:

	Gathering &		Corporate and	Azure Midstream
In thousands	Processing	Logistics	Consolidation	Partners, LP
Total operating revenues	$10,838	$—	$—	$10,838
Cost of natural gas and NGL's	3,970	—	—	3,970
Gross margin	6,868	—	—	6,868
Operation and maintenance	3,689	668	—	4,357
General and administrative	—	—	4,072	4,072
Depreciation and amortization expense	3,547	29	22	3,598
Operating loss	(368)	(697)	(4,094)	(5,159)
Interest expense	—	—	3,153	3,153
Other income, net	(14)	—	—	(14)
Net loss before income tax expense	(354)	(697)	(7,247)	(8,298)
Income tax expense	23	—	70	93
Net loss	$(377)	$(697)	$(7,317)	$(8,391)

The following table presents financial information by segment for the six months ended June 30, 2016:

	Gathering &		Corporate and	Azure Midstream
In thousands	Processing	Logistics	Consolidation	Partners, LP
Total operating revenues	$23,519	$—	$—	$23,519
Cost of natural gas and NGL's	7,300	—	—	7,300
Gross margin	16,219	—	—	16,219
Operation and maintenance	7,097	1,331	—	8,428
General and administrative	—	—	6,760	6,760
Depreciation and amortization expense	7,859	59	1,670	9,588
Impairments	78,264	29,213	—	107,477
Operating loss	(77,001)	(30,603)	(8,430)	(116,034)
Interest expense	—	—	6,154	6,154
Other expense, net	21	—	60	81
Net loss before income tax expense	(77,022)	(30,603)	(14,644)	(122,269)
Income tax expense (benefit)	30	—	(337)	(307)
Net loss	$(77,052)	$(30,603)	$(14,307)	$(121,962)

The following table presents financial information by segment for the three months ended June 30, 2015:

	Gathering &		Corporate and	Azure Midstream
In thousands	Processing	Logistics	Consolidation	Partners, LP
Total operating revenues	$20,209	$4,163	$—	$24,372
Cost of natural gas and NGL's	4,994	—	—	4,994
Gross margin	15,215	4,163	—	19,378
Operation and maintenance	5,149	628	—	5,777
General and administrative	—	—	4,374	4,374
Depreciation and amortization expense	4,224	22	1,638	5,884
Operating income (loss)	5,842	3,513	(6,012)	3,343
Interest expense	—	—	3,225	3,225
Other expense, net	581	—	—	581
Net income (loss) before income tax expense	5,261	3,513	(9,237)	(463)
Income tax expense	—	—	540	540
Net income (loss)	$5,261	$3,513	$(9,777)	$(1,003)

The following table presents financial information by segment for the six months ended June 30, 2015:

	Gathering &		Corporate and	Azure Midstream
In thousands	Processing	Logistics	Consolidation	Partners, LP
Total operating revenues	$34,469	$5,583	$—	$40,052
Cost of natural gas and NGL's	9,797	—	—	9,797
Gross margin	24,672	5,583	—	30,255
Operation and maintenance	9,437	998	—	10,435
General and administrative	—	—	7,248	7,248
Depreciation and amortization expense	6,851	589	1,638	9,078
Operating income (loss)	8,384	3,996	(8,886)	3,494
Interest expense	—	—	6,698	6,698
Other expense, net	1,680	—	—	1,680
Net income (loss) before income tax expense	6,704	3,996	(15,584)	(4,884)
Income tax expense	—	—	499	499
Net income (loss)	$6,704	$3,996	$(16,083)	$(5,383)

The following table presents financial information by segment as of June 30, 2016:

	Gathering &		Corporate and	Azure Midstream
In thousands	Processing	Logistics	Consolidation	Partners, LP
Assets:
Current assets	$5,244	$12	$12,931	$18,187
Property, plant and equipment, net	398,575	941	$366	399,882
Other assets	—	—	302	302
Total Assets	$403,819	$953	$13,599	$418,371
Liabilities and Partners’ Capital
Total current liabilities	$3,702	$50	$1,618	$5,370
Total long-term liabilities	18,520	—	212,999	231,519
Total Liabilities	22,222	50	214,617	236,889
Partners’ Capital	381,597	903	(201,018)	181,482
Total Liabilities and Partners’ Capital	$403,819	$953	$13,599	$418,371

The following table presents financial information by segment as of December 31, 2015:

	Gathering &		Corporate and	Azure Midstream
In thousands	Processing	Logistics	Consolidation	Partners, LP
Assets:
Current assets	$6,489	$1,565	$10,831	$18,885
Property, plant and equipment, net	483,763	993	$399	485,155
Intangible assets, net	—	59,583	—	59,583
Other assets (1)	—	—	341	341
Total Assets	$490,252	$62,141	$11,571	$563,964
Liabilities and Partners’ Capital
Total current liabilities	$3,691	$54	$2,569	$6,314
Total long-term liabilities (1)	11,625	—	229,578	241,203
Total Liabilities	15,316	54	232,147	247,517
Partners’ Capital	474,936	62,087	(220,576)	316,447
Total Liabilities and Partners’ Capital	$490,252	$62,141	$11,571	$563,964

_____________________________

(1) Includes reclassification of deferred loan costs of $3.3 million from other assets to total long-term liabilities.

10. COMMITMENTS AND CONTINGENCIES

Pursuant to the Contribution Agreement, the Partnership entered into a Gas Gathering Agreement with TGG agreeing to provide services to TGG on a priority basis for quantities of gas designated by TGG.  Azure has guaranteed TGG’s obligations under the Gas Gathering Agreement.  For the three and six months periods ended June 30, 2016, TGG paid the Partnership $0.3 million and $0.6 million.

From time to time, the Partnership may be involved in legal, tax, regulatory and other proceedings in the ordinary course of business. Management does not believe that the Partnership is a party to any litigation that will have a material impact on its financial condition or results of operations.

The Partnership and its subsidiaries are guarantors of the Credit Agreement as of June 30, 2016 (See Note 8).

The Partnership leases compression and treating equipment and these leases are accounted for as operating leases. Total rent expense for operating leases, including those with terms of less than one year, was $0.2 million and $0.4 million for the three and six months ended June 30, 2016 and $0.9 million and $1.7 million for the three and six months periods ended June 30, 2015.

The following table summarizes our future minimum lease commitments:

In thousands	2016	2017	2018	2019	2020	Thereafter	Total
Operating lease agreements (1)	$298	$399	$290	$274	$274	$1,017	$2,552

(1)

The contractual obligations associated with operating lease agreements relate to various midstream property and equipment operating leases that are used in our gathering, processing and transloading operations and have terms of greater than one year.

11. TRANSACTIONS WITH AFFILIATES

From time to time, we enter into transactions with affiliated entities that are deemed affiliated entities because of common ownership. These affiliated entities include Azure and its owners, affiliates and subsidiaries, including our General Partner.

Revenues and cost of natural gas and NGLs

The Partnership gathering and processing segment sells natural gas to its affiliates throughout the course of business.  For the three and six months periods ended June 30, 2016, affiliate natural gas sales were $0.3 million and $1.3 million. For the three and six months periods ended June 30, 2015, affiliate natural gas sales were $0.6 million and $0.7 million.

Due to the termination of our contracts with AES, per the terms of the AES Agreement, we incurred no affiliate related cost of natural gas and NGLs sold for the three and six months periods ended June 30, 2016. For the three and six months periods ended June 30, 2015, the Partnership’s results of operations included the related cost of natural gas and NGLs sold in the amount of $1.4 million and $1.8 million.  All of these costs were attributable to AES.

The Partnership provides gathering, transportation, and processing services to its affiliates.  The Partnership’s gathering and processing segment provided gathering, transportation, and processing services to its other affiliates in the amount of $0.3 million and $0.7 million for the three and six months periods ended June 30, 2016 and $0.1 million and $0.1 million for the three and six months periods ended June 30, 2015.

The Partnership had a fee-based commercial agreement with AES, requiring a minimum monthly volume commitment of 80 MMcf/d.  This agreement, which was terminated in the first quarter of 2016, contributed to gathering, processing, transloading, and other fee revenue of $4.2 million for the three months ended June 30, 2015 and $6.1 million for the period March 1, 2015 to June 30, 2015.

Also included in gathering, processing, transloading and other fee revenue are transloading services provided to AES.  These services accounted for $4.2 million in revenue for the three months ended June 30, 2015 and $5.6 million in revenue for the period March 1, 2015 to June 30, 2015.

See Note 1 “Associated Energy Services (“AES”) Contract Terminations” for more information on the termination of our affiliate contracts with AES.

Accounts receivable from and accounts payable to affiliates

The Partnership had receivables due from these affiliates in the amount of $0.2 million and $5.1 million at June 30, 2016 and December 31, 2015. Receivables due from affiliates primarily related to the Partnership’s fee-based gathering and processing agreements and, for the year ended December 31, 2015, the Partnership's fee-based transloading services agreement with AES. Payables to affiliates were $0.1 million at June 30, 2016 and December 31, 2015.  Payables to affiliates primarily related to settlements under the Partnership's gathering and processing agreements and reimbursement to an affiliate of NuDevco for certain general and administrative and operating costs under the Existing Omnibus Agreement with NuDevco.

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

Expenses under the New Omnibus Agreement, which are included within general and administrative expenses within the condensed consolidated statements of operations, were $1.1 million and $2.4 million for the three and six months periods ended June 30, 2016, $1.0 million for the three months ended June 30, 2015 and $1.4 million for the period March 1, 2015 to June 30, 2015. These expenses are reimbursed by the Partnership to Azure and its affiliates. In addition, Azure and its affiliates plan to allocate certain overhead costs associated with general and administrative services, including facilities, information services, human resources and other support departments to the Partnership. Where costs incurred on the Partnership’s behalf could not be determined by specific identification, the costs were primarily allocated to the Partnership based on percentage of departmental usage, wages or headcount. The Partnership believes these allocations are a reasonable reflection of the utilization of services provided. However, the allocations may not fully reflect the expenses that would have been incurred had the Partnership been a stand-alone company during the periods presented.

Substantially all of the Partnership’s senior management are employed by Azure. As a result, Azure's consolidated general and administrative expenses have been allocated to the Azure System for the period from November 15, 2013 up to the Transaction Date. The allocated general and administrative expenses from Azure were $1.7 million for the period January 1, 2015 to March 1, 2015. The allocated general and administrative expenses from the Azure ETG System were $0.4 million for the three months ended June 30, 2015 and $0.6 million for the period March 1, 2015 to June 30, 2015. This allocation represents Azure’s best estimate of the general and administrative expenses incurred on behalf of the Azure System and was determined after consideration of multiple operating metrics, including dedicated operating personnel, pipeline mileage and system throughput as a percentage of each total consolidated Azure’s operating metric. Management believes these allocations reasonably reflect the utilization of services provided and benefits received. The allocated costs are included within general and administrative expense in the statements of operations. See Note 8 for further discussion of the long-term debt and interest expense allocated to the Azure System.

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

All of the phantom unit awards granted were considered non-employee equity based awards, issued to individuals who were not deemed to be employees of the Partnership. The applicable accounting guidance required that the phantom unit awards be remeasured at fair market value at each reporting period and amortized to compensation expense on a straight-line basis over the vesting period of the phantom units with a corresponding increase in a liability. Management intended to settle the awards by allowing the recipient to choose between: (i) issuing the net amount of common units due, less common units equivalent to pay withholding taxes, due upon vesting with the Partnership paying the amount of withholding taxes due in cash; or (ii) issuing the gross amounts of common units due with the recipient paying the withholding taxes. DER were accrued for each phantom unit award as the Partnership declares cash distributions and was recorded as a decrease in partners’ capital with a corresponding liability in accordance with the vesting period of the underlying phantom unit, which will be settled in cash when the underlying phantom units vest. The phantom units awarded to employees of NuDevco and its affiliates had vesting terms of five equal annual installments.

The acquisition of our General Partner by Azure resulted in a Change in Control Event, as defined in the LTIP, for the holders of our phantom units, and, as a result, all of the outstanding phantom units immediately vested as of the date of the Change in Control Event. As a result of the vesting of the phantom units, the Partnership immediately recognized compensation expense of $4.2 million and issued 196,108 common units. The Partnership was also required to make a cash payment of $1.9 million associated with the withholding taxes on these units and a cash payment of $0.2 million related to the distribution equivalent rights associated with these phantom units. The compensation expense has not been reflected within the Partnership's condensed consolidated financial statements for the period from March 1, 2015 to June 30, 2015, but rather have been considered an expense incurred immediately prior to the Transactions and therefore is reflected within the Partnership's operating results prior to the business combination. The liability associated with the withholding tax and distribution equivalent rights payments were included within the liabilities assumed by the Partnership as part of the business combination.

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

On January 27, 2016, the Partnership awarded an additional 153,500 phantom units under the LTIP to executive officers and certain employees of the General Partner.  The phantom units vested in a single installment which took place on July 18, 2016.

The following table summarizes information regarding awards of phantom units granted under the LTIP as of June 30, 2016:

		Weighted Average
		Grant-Date
	Number of Units	Fair Value
Total unvested phantom units at December 31, 2015	367,491	$13.06
Granted	153,500	$2.50
Vested	(26,600)	$13.06
Forfeited	(86,712)	$11.01
Total unvested phantom units at June 30, 2016	407,679	$9.52

As of June 30, 2016, the unrecognized unit-based compensation expense related to the LTIP was $2.1 million.  Incremental unit-based compensation will be recorded in operating expense and general and administrative expense accordingly over the weighted average period of 2.0 years.

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

The Partnership had a non-current deferred tax liability of $0.8 million and $1.1 million as of June 30, 2016 and December 31, 2015 that relates primarily to differences between the book basis of property, plant and equipment and their tax basis, as well as the timing of recognition of deferred revenue.  The Partnership incurred income tax expense for the three months ended June 30, 2016 of $0.1 million.  The associated deferred income tax benefit of $0.3 million recorded for the six months ended June 30, 2016, was a result of a smaller book to tax difference resulting from impairments recorded in the first quarter of 2016. There was no current income tax expense for the three and six months periods ended June 30, 2016.

The Partnership did not have any uncertain tax positions as of June 30, 2016.

14. SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes certain supplemental cash flow information for each period:

	Six Months Ended June 30,
In thousands	2016	2015
Supplemental disclosures:
Cash paid for interest	$5,121	$5,627
Cash paid for income taxes	$30	$225

Supplemental non-cash investing and financing activities:
Elimination of intangible assets per the assignment of common and subordinated units and IDR Units from NuDevco to the Partnership	$28,745	$—
Recording of treasury units per the assignment of common and subordinated units and IDR Units from NuDevco to the Partnership	$(13,745)	$—
Capital expenditures included in accounts payable and accrued liabilities	$34	$84
Parent company net contribution associated with the Legacy System	$—	$2,754
Parent company net contribution associated with the ETG System	$—	$2,278
Deemed contribution associated with the Transactions	$—	$126,481

15. SUBSEQUENT EVENTS

On July 1, 2016, the General Partner on behalf of the Partnership, entered into a Retention of Services Agreement with its CEO I.J. “Chip” Berthelot, II.

Terms of the Retention of Services Agreement include:

•

retention of the services of I.J. “Chip” Berthelot, II as President and Chief Executive Officer of the General Partner of the Partnership and in a similar position for any of the Partnership’s subsidiaries for which he currently acts in such capacities, from the date of the Retention Services Agreement through March 31, 2017 (the “Retention Period”);

•

General Partner will pay I.J. “Chip” Berthelot, II retention compensation in the amount of $0.5 million payable in three equal installments on each of July 1, 2016, October 1, 2016 and January 1, 2017; and

•

General Partner and I.J. “Chip” Berthelot, II will continue to negotiate in good faith to enter into definitive written agreements regarding further employment prior to the end of the Retention Period.

On August 4, 2016, our wholly-owned subsidiary Marlin Midstream, LLC (“Marlin Midstream”) entered into an Asset Purchase and Sale Agreement (the “Sale Agreement”) with a subsidiary of Align Midstream Partners, LP (“Align”).  Pursuant to the Sale Agreement, we sold our 100 MMcf/d Panola I processing plant and our Murvaul pipeline to Align.  The Murvaul pipeline consists of approximately 51.1 miles of 4.5” to 12.75” OD steel pipelines, related compression and gathering facilities and associated tracts of real property, surface leases, easements and rights-of-way located in Panola and Rusk Counties, Texas.  The purchase price was $44.9 million in cash, less certain agreed-upon adjustments in respect of ad valorem taxes on the assets sold.  The Sale Agreement contained customary representations, warranties and indemnification provisions.

In connection with the Sale Agreement, Marlin Midstream and Align entered into certain agreements relating to the facilities sold, including a gas gathering agreement and reciprocal gas processing agreements.  We also entered into an agreement with Align by which we guaranteed Marlin Midstream’s obligations under the Sale Agreement.

The Partnership continues to own and operate the 125 MMcf/d Panola II processing plant located in East Texas.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), the terms “Partnership”, “our”, “we”, “us” and “its” refer to Azure Midstream Partners, LP itself or Azure Midstream Partners, LP together with its consolidated subsidiaries, which includes the Azure System, as defined below, for all periods presented.

In this MD&A the term “Legacy System” refers to the Legacy gathering system entities and assets, which has been deemed to be the predecessor of the Partnership for accounting and financial reporting purposes. The closing of the transactions described below under “Sale of General Partner Interests and Contribution of the Legacy System”(the Transactions”) occurred on February 27, 2015, and was reflected in the condensed consolidated financial statements of the Partnership using, for accounting purposes, a date of convenience of February 28, 2015 (the “Transaction Date”). The effect of recording the Transactions as of the Transaction Date was not material to the information presented.

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

Recent Developments

Delisting of Common Units and Trading of Common Units on the OTCQB Market

On June 6, 2016, the Partnership was formally notified by the New York Stock Exchange (“NYSE”) that the NYSE delisted the Partnership’s common units from the NYSE. The delisting results from the Partnership’s failure to comply with the continued listing standard set forth in Section 802.01B of the NYSE Listed Company Manual. This standard required the Partnership to maintain an average global market capitalization over a consecutive 30-day trading period of at least $15.0 million for the Partnership’s common units.  The NYSE suspended the trading of the Partnership’s common units at the close of trading on June 3, 2016.

On June 6, 2016, the Partnership’s common units began trading on the OTCQB Market under the same ticker symbol used previously on the NYSE “AZUR”. The Partnership will remain subject to the public reporting requirements of the SEC following the trading of its common units on the OTCQB Market.

Going Concern Uncertainty

The decline in commodity prices throughout 2015 and continuing through the first half of 2016, has adversely affected the Partnership’s liquidity outlook. The decline in commodity prices has affected a number of companies in the oil and natural gas industries, including our customers.  Lower commodity prices have caused a significant reduction in drilling, completing and connecting new wells, which has caused a reduction in our forecasted volumes.  These lower volumes have negatively impacted our operating cash flows.  The downturn in the market has also effected the Partnership’s ability to access the capital markets, which could have allowed the Partnership to facilitate growth or reduce debt.

As a result of these and other factors the Partnership’s inability to comply with financial covenants and ratios in its senior secured revolving credit facility (the "Credit Agreement") has adversely impacted the Partnership’s ability to continue as a going concern. Absent a waiver or amendment, failure to meet these covenants and ratios would have resulted in a default and, to the extent the applicable lenders so elect, an acceleration of the existing indebtedness, causing such debt of approximately $214.5 million to be immediately due and payable. Based upon our current estimates and expectations for commodity prices in 2016, we do not expect to remain in compliance with all of the restrictive covenants contained in our Credit Agreement throughout 2016 unless those requirements are waived or amended. The Partnership does not currently have adequate liquidity to repay all of its outstanding debt in full if such debt were accelerated.

The report of the Partnership’s independent registered public accounting firm that accompanies its 2015 audited consolidated financial statements contains an explanatory paragraph regarding the substantial doubt about the Partnership’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty. The Partnership’s Credit Agreement contains the requirement to deliver audited consolidated financial statements without a going concern or like qualification or exception. Consequently, the Partnership would have been in default under the Credit Agreement. Had we been unable to obtain a waiver or other suitable relief from the lenders under the Credit Agreement prior to the expiration of the 30 day grace period, an Event of Default (as defined in the Credit Agreement) could have resulted in the acceleration of the outstanding indebtedness, which would have made it immediately due and payable. On March 29, 2016, the Partnership entered into the third amendment to the Credit Agreement (“Third Amendment”), which waived the event of default described above and certain other events of default until June 30, 2016. On June 30, 2016, the Partnership entered into the Fourth Amendment to the Credit Agreement (as defined below), which extended the waiver of certain other events of default. See Note 3 to the notes to condensed consolidated financial statements for further information regarding our ability to continue as a going concern.

Disposition of Assets

On August 4, 2016, our wholly-owned subsidiary Marlin Midstream, LLC (“Marlin Midstream”) entered into an Asset Purchase and Sale Agreement (the “Sale Agreement”) with a subsidiary of Align Midstream Partners, LP (“Align”).  Pursuant to the Sale Agreement, we sold our 100 MMcf/d Panola I processing plant and our Murvaul pipeline to Align.  The Murvaul pipeline consists of approximately 51.1 miles of 4.5” to 12.75” OD steel pipelines, related compression and gathering facilities and associated tracts of real property, surface leases, easements and rights-of-way located in Panola and Rusk Counties, Texas.  The purchase price was $44.9 million in cash, less certain agreed-upon adjustments in respect of ad valorem taxes on the assets sold.  The Sale Agreement contained customary representations, warranties and indemnification provisions.

In connection with the Sale Agreement, Marlin Midstream and Align entered into certain agreements relating to the facilities sold, including a gas gathering agreement and reciprocal gas processing agreements.  We also entered into an agreement with Align by which we guaranteed Marlin Midstream’s obligations under the Sale Agreement.

The Partnership continues to own and operate the 125 MMcf/d Panola II processing plant located in East Texas.

Associated Energy Services, LP (“AES”) Contract Terminations

During the first quarter of 2016, AES was delinquent in paying amounts invoiced under its gathering and processing contracts, as well as its logistics contracts, with subsidiaries of the Partnership.  The contracts had provisions requiring AES to make payments based on minimum volume commitments (“MVCs”). AES caused its bank to issue a $15.0 million letter of credit to the administrative agent under the Credit Agreement to secure the amount of its obligations under its logistics contracts. On March 31, 2016, the Partnership’s General Partner executed a settlement agreement with AES and its parent, NuDevco, (the “AES Agreement”) to resolve these issues under the gathering and processing agreements and the logistics contracts.  The execution of the AES Agreement resulted in the following: (i) on April 1, 2016, AES instructed our administrative agent to draw down the full $15.0 million amount of the letter of credit, the proceeds of which were applied to pay down debt under our Credit Agreement; (ii) effective as of January 1, 2016, the gathering and processing agreement and the logistics contracts were terminated; (iii) effective April 1, 2016, NuDevco surrendered to the Partnership 8,724,545 subordinated units, 1,939,265 common units and 10 IDR Units of the Partnership held by NuDevco or its subsidiary; (iv) the parties released each other from other claims in respect of the terminated contracts; and (v) AES assigned all of its rights and interests in third party contracts to Azure. The AES Agreement was subject to final approval from the lenders under the Credit Agreement, which was obtained.

Amendment to Credit Agreement

On June 30, 2016, the Partnership entered into a limited duration waiver agreement and fourth amendment to the Credit Agreement (“Fourth Amendment”).  The Fourth Amendment extended the waiver of certain covenant defaults, which were previously waived under the Third Amendment through June 30, 2016, until August 12, 2016. Absent a waiver or amendment, failure to meet the financial covenants and ratios contained in our Credit Agreement, could result in default and, to the extent the applicable lenders so elect, an acceleration of the existing indebtedness, causing such debt of approximately $214.5 million to be immediately due and payable. In addition, the Fourth Amendment reduced the borrowing capacity under the Credit Agreement to $214.7 million and any future repayments or reductions to the outstanding balance on the Credit Agreement will reduce the borrowing capacity by an equal amount of the repayment or reduction.

Suspension of Distribution

As a result of covenant restrictions contained in our Credit Agreement, the board of directors of the General Partner of the Partnership and management have continued the suspension of distributions for the quarterly period ended June 30, 2016. The board of directors will continue to evaluate the Partnership’s ability to reinstate the distribution, although reinstatement of distributions is not expected in the near term absent substantial improvement in our operating performance and compliance with the terms of our Credit Agreement.

Sale of General Partner Interests and Contribution of the Legacy System

On February 27, 2015, we consummated a transaction agreement, dated January 14, 2015 (the “Transaction Agreement”), by and amongst us, Azure, our General Partner, NuDevco and Marlin IDR Holdings Inc, LLC, a wholly owned subsidiary of NuDevco (“IDRH”). The consummation of the Transaction Agreement resulted in Azure contributing the Legacy System to us, and Azure receiving $92.5 million in cash and acquiring 100% of the equity interests in our General Partner and 90% of our incentive distribution rights.

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

Ownership

As of June 30, 2016, Azure owned and controlled 100% of the General Partner through its ownership of: (i) 429,365 general partner units representing 3.7% general partner interest; (ii) 255,319 common units, representing 2.3% of our outstanding limited partner interests; and (iii) 100% of our outstanding IDR Units, as defined below. As of June 30, 2016, the public owned 10,869,634 of our common units, representing 97.7% of our outstanding limited partner interest. Azure, through its ownership of our General Partner, controls us and is responsible for managing our business and operations.

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

The Azure System assets and liabilities retained their historical carrying values. Additionally, the Partnership's assets acquired and liabilities assumed by the Legacy System in the business combination were recorded at their fair values measured as of the Transaction Date. The excess of the assumed purchase price of the Partnership over the estimated fair values of the Partnership's net assets acquired were recorded as goodwill. The assumed purchase price or enterprise value of the Partnership was determined using acceptable fair value methods, and is partially derived from the consideration Azure paid for our General Partner and 90% of our IDR Units. Additionally, because the Legacy System is reflected at Azure’s historical cost, the difference between the $162.5 million in consideration paid by the Partnership and Azure's historical carrying values (net book value) at the Transaction Date was recorded as an increase to partners’ capital in the amount of $51.7 million. The purchase price and fair values were prepared with the assistance of our external fair value specialists and represented management's best estimate of the enterprise value and fair values of the Partnership.

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

OUR ASSETS

Gathering and Processing

Our gathering and processing midstream natural gas assets include: (i) two related natural gas processing facilities located in Panola County, Texas with an approximate design capacity of 220 MMcf/d; (ii) an idle natural gas processing facility located in Tyler County, Texas with an approximate design capacity of 80 MMcf/d; (iii) our Legacy System high-and low-pressure gathering lines that currently serve approximately 100,000 dedicated acres and have access to seven major downstream markets, our Panola County processing plants and three third-party processing plants; (iv) our ETG System high-and-low pressure gathering lines that currently serve approximately 336,000 gross dedicated acres, has two owned treating plants, 5 MMcf/d of processing capacity and four interconnections with major interstate pipelines providing 1.75 Bcf per day of access to downstream markets. The ETG System’s Fairway processing plant is designed to extract NGL content from natural gas averaging 3.2 GPM for liquids processing; and (v) two NGL transportation pipelines with an approximate design capacity of 20,000 Bbls/d that connect our Panola County and Tyler County processing facilities to third party NGL pipelines.

Our primary gathering and processing segment assets are located in long-lived oil and natural gas producing regions in East Texas and gather and process NGL-rich natural gas streams associated with production primarily from the Cotton Valley Sands, Haynesville Shale, Bossier, Austin Chalk and Eaglebine formations and the liquid rich James Lime formation.

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

In connection with the AES Agreement, the Partnership no longer has MVC contracts with AES for our current gathering and processing operations effective January 1, 2016.  AES was the sole customer for our logistics segment, and as such, we recorded no logistics revenues for the first half of 2016.

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

Revenues

The revenues generated by the Partnership consist of the revenues from the gathering and processing segment assets, including the Azure System, and the logistics segment subsequent to the Transaction Date. The historical revenues included within the Partnership's financial statements prior to the Transaction Date are comprised of the Azure System. The Azure System’s primary revenue-producing activities are the sales of natural gas and NGLs and the sale of condensate liquids. The Azure System also earns gathering services and other fee-based revenues from the gathering, compression and treating of natural gas. The Partnership's revenues are primarily derived from natural gas processing and fees earned from its gathering and processing operations. In addition, there was no transloading revenue recorded in the first half of 2016 as a result of the AES contract terminations. Therefore, our ongoing operating results subsequent to the Transaction Date, will not be comparable with the historical revenues of the Azure System.

Operation and Maintenance

The operation and maintenance expenses incurred by the Partnership consist of the expenses from the gathering and processing assets and the Azure System subsequent to the Transaction Date.  The historical operation and maintenance expenses included within the Partnership’s financial statements prior to the Transaction Date are comprised of the Azure System.  The operation and maintenance expense reported prior to the Transactions Date is not indicative of operation and maintenance expense incurred subsequent to the Transactions Date due to synergies in staffing, use of equipment and utilization of chemicals, which has resulted in a decrease in operations and maintenance expenses when comparing the six months ended June 30, 2016 to the corresponding period in the previous fiscal year.

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

Financing

In connection with the Transactions, the Partnership entered into the Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and SG Americas Securities, LLC, (collectively, the “Lenders”). The Credit Agreement has a maturity date of February 27, 2018 and up to $214.7 million in commitments subsequent to the Fourth Amendment. As a result, the Partnership's long-term debt and related charges are not comparable to the Azure System’s historical long-term debt and related charges. We expect ongoing sources of liquidity to include cash generated from operations.

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

The following table presents a reconciliation of the GAAP financial measure of net loss to the non-GAAP financial measure of Adjusted EBITDA:

	Three Months Ended		Six Months Ended
In thousands	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net loss	$(8,391)	$(1,003)	$(121,962)	$(5,383)
Add (Deduct):
Interest expense	3,153	3,225	6,154	6,698
Income tax expense (benefit)	93	540	(307)	499
Depreciation and amortization expense	3,598	5,884	9,588	9,078
Non-cash equity based compensation	318	—	742	—
Impairments	—	—	107,477	—
Other adjustments (1)	2,044	2,507	2,225	4,476
Adjusted EBITDA (2)	$815	$11,153	$3,917	$15,368

(1)

Other adjustments is comprised of non-recurring and non-cash items, including: (i) non-recurring expenses associated with the Transactions; (ii) severance payments; (iii) debt issuance costs; and (iv) non-cash volumetric natural gas imbalance adjustments.

(2)

In previous filings on Form 10-Q and Form 10-K the Partnership has included deferred revenue associated with minimum revenue contract (“MRC”) and several MVC agreements. Based on recent accounting guidance regarding non-GAAP financial measures, we have removed such items from our calculation of Adjusted EBITDA.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

The following table presents selected financial data for each of the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
In thousands, except operating data	2016	2015	Change
Operating Revenues:
Natural gas, NGLs and condensate revenue	$4,857	$6,480	$(1,623)
Gathering, processing, transloading and other fee revenue	5,981	17,892	(11,911)
Total operating revenues	10,838	24,372	(13,534)
Operating Expenses:
Cost of natural gas and NGLs	3,970	4,994	(1,024)
Operation and maintenance	4,357	5,777	(1,420)
General and administrative	4,072	4,374	(302)
Depreciation and amortization	3,598	5,884	(2,286)
Total operating expenses	15,997	21,029	(5,032)
Operating income (expense)	(5,159)	3,343	(8,502)
Interest expense	3,153	3,225	(72)
Other (income) expense, net	(14)	581	(595)
Net loss before income tax expense	(8,298)	(463)	(7,835)
Income tax expense	93	540	(447)
Net loss	$(8,391)	$(1,003)	$(7,388)

Key performance metric:
Adjusted EBITDA (1)	$815	$11,153
Operating data:
Average throughput volumes of natural gas (MMcf/d)	246	338
Average volume of processed gas (MMcf/d)	62	185
Transloading Volumes (Bbls/d) (2)	—	22,496

(1)

Adjusted EBITDA is not a financial measure presented in accordance with GAAP. For a reconciliation of Adjusted EBITDA to its most directly comparable financial measure calculated and presented in accordance with GAAP, please see - “How We Evaluate Our Operations.”

(2)	Primarily MVC volumes.

Revenues

Natural gas, NGLs and condensate revenue decreased by $1.6 million to $4.9 million for the three months ended June 30, 2016, as compared to $6.5 million for the three months ended June 30, 2015. This decrease was primarily attributed to the Legacy System, which decreased $1.5 million and the ETG System, which decreased $0.4 million as a result of declines in commodity prices and lower volumes. The decrease in natural gas, NGLs and condensate revenue was partially offset by an increase of $0.3 million in revenue attributed to the Partnership's historical midstream assets.

Gathering, processing, transloading and other fee revenue decreased by $11.9 million to $6.0 million for the three months ended June 30, 2016, as compared to $17.9 million for the three months ended June 30, 2015. This decrease was primarily attributable to the Partnership's historical midstream assets, which recognized revenue of $1.2 million for the three months ended June 30, 2016 as compared to $12.5 million for the three months ended June 30, 2015. This decrease reflects no transloading revenue during the three months ended June 30, 2016 as compared to transloading revenue of $4.2 million and MVC’s of $4.2 million for the three months ended June 30, 2015 due to the AES contract terminations. The Legacy System and ETG System experienced a decrease in gathering, processing, transloading and other fee revenue of $0.6 million and $0.1 million as a result of declines in commodity prices and lower volumes.

Cost of Natural Gas and NGLs

Cost of natural gas and NGLs decreased by $1.0 million to $4.0 million for the three months ended June 30, 2016, as compared to $5.0 million for the three months ended June 30, 2015. This decrease was primarily attributed to the Azure System, which recognized cost of $2.0 million for the three months ended June 30, 2016 compared to $3.0 million for the three months ended June 30, 2015. The decrease in the Azure System was attributable to the Legacy System, which decreased $0.7 million while the ETG System decreased $0.3 million as a result of lower commodity prices and volumes purchased, which directly correlates to the decrease in natural gas, NGLs and condensate revenue for the period.

Operation and Maintenance Expense

Operation and maintenance expense decreased by $1.4 million to $4.4 million for the three months ended June 30, 2016, as compared to $5.8 million for the three months ended June 30, 2015. This decrease reflects a $1.2 million decrease in the Azure System and a $0.2 million decrease in the Partnership’s historical midstream assets operations and maintenance expense, and was a result of lower compression rental, asset integrity management and repairs and maintenance expenses.

General and Administrative Expense

General and administrative expense decreased by $0.3 million to $4.1 million for the three months ended June 30, 2016, as compared to $4.4 million for the three months ended June 30, 2015. This decrease was related to: (i) $1.1 million of transaction costs related to the reverse merger and the contribution of the ETG System in 2015; (ii) $0.4 million of lower personnel costs, primarily related to $0.3 million of accrued bonus expense in 2015; and (iii) $0.4 million of allocated expense related to the ETG System; partially offset by (iv) $0.5 million of costs related to our amendments to the Credit Agreement; (v) $0.3 million of unit based compensation expense in connection with the LTIP; (vi) $0.2 million increase in insurance expense primarily related to D&O insurance; (vii) $0.2 million increase in professional fees; (viii) $0.2 million increase in legal fees; (ix) $0.1 million increase in board of director fees; and (x) $0.1 million increase in computer licenses, subscriptions and maintenance expense.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $2.3 million to $3.6 million for the three months ended June 30, 2016, as compared to $5.9 million for the three months ended June 30, 2015. This decrease was primarily the result of a $1.6 million decrease in amortization expense related to the elimination of intangible assets in connection with the AES Agreement. In addition, the Partnership experienced a decrease in depreciation expense of $0.7 million related to lower asset balances primarily related to an impairment of $78.3 million to adjust the processing assets to their net realizable value in the first quarter of 2016.

Interest Expense

Interest expense decreased by $0.1 million to $3.1 million for the three months ended June 30, 2016, as compared to $3.2 million for the three months ended June 30, 2015. The decrease in interest expense is due to the allocation of $1.2 million of interest expense for the three months ended June 30, 2015, of which $0.2 million was associated with the allocation of deferred financing costs to the ETG System on an average debt balance of $54.2 million at an average interest rate of 6.5% related to the Azure Credit Agreement.

The decrease in interest expense was partially offset by interest expense calculated on an average debt balance of $214.5 million at an average rate of 4.7% for the three months ended June 30, 2016, versus interest calculated on an average debt balance of $172.0 million at an average interest rate of 3.4% for the three months ended June 30, 2015 related to the Credit Agreement. In addition, deferred financing costs of $0.3 million were written down in the three months ended June 30, 2016 related to a reduction in borrowing base on the Credit Agreement.

Other (Income) Expense, Net

Other (income) expense, net increased by $0.6 million to income of $14,000 for the three months ended June 30, 2016, as compared to expense of $0.6 million for the three months ended June 30, 2015. This increase was primarily attributable to a decrease in expense for the ETG System of $0.6 million related to transaction costs allocated by AME in connection with the Transactions in the three months ended June 30, 2015.

Income Tax Expense

Income tax expense decreased by $0.4 million to $0.1 million for the three months ended June 30, 2016, as compared to $0.5 million for the three months ended June 30, 2015. The decrease in tax expense results from a decrease in the book to tax difference as a result of impairments recorded in the first quarter of 2016.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30 2015

The following table presents selected financial data for each of the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
In thousands, except operating data	2016	2015	Change
Operating Revenues:
Natural gas, NGLs and condensate revenue	$9,133	$12,026	(2,893)
Gathering, processing, transloading and other fee revenue	14,386	28,026	(13,640)
Total operating revenues	23,519	40,052	(16,533)
Operating Expenses:
Cost of natural gas and NGLs	7,300	9,797	(2,497)
Operation and maintenance	8,428	10,435	(2,007)
General and administrative	6,760	7,248	(488)
Depreciation and amortization	9,588	9,078	510
Impairments	107,477	—	107,477
Total operating expenses	139,553	36,558	102,995
Operating income (loss)	(116,034)	3,494	(119,528)
Interest expense	6,154	6,698	(544)
Other expense, net	81	1,680	(1,599)
Net loss before income tax expense	(122,269)	(4,884)	(117,385)
Income tax expense (benefit)	(307)	499	(806)
Net loss	$(121,962)	$(5,383)	$(116,579)

Key performance metric:
Adjusted EBITDA (1)	$3,917	$15,368
Operating data:
Average throughput volumes of natural gas (MMcf/d)	253	353
Average volume of processed gas (MMcf/d)	64	186
Transloading Volumes (Bbls/d) (2)	—	22,512

(1)

Adjusted EBITDA is not a financial measure presented in accordance with GAAP. For a reconciliation of Adjusted EBITDA to its most directly comparable financial measure calculated and presented in accordance with GAAP, please see - “How We Evaluate Our Operations.”

(2)	Primarily MVC volumes.

Revenues

Natural gas, NGLs and condensate revenue decreased by $2.9 million to $9.1 million for the six months ended June 30, 2016, as compared to $12.0 million for the six months ended June 30, 2015. This decrease was primarily attributed to the Legacy System, which decreased $3.8 million and the ETG System, which decreased $0.9 million as a result of declines in commodity prices and lower volumes. The decrease in natural gas, NGLs and condensate revenue was partially offset by an increase of $1.8 million in revenue attributed to the Partnership's historical midstream assets.

Gathering, processing, transloading and other fee revenue decreased by $13.6 million to $14.4 million for the six months ended June 30, 2016, as compared to $28.0 million for the six months ended June 30, 2015. This decrease was primarily attributable to the Partnership's historical midstream assets, which recognized revenue of $3.2 million for the six months ended June 30, 2016 as compared to $17.1 million for the six months ended June 30, 2015. This decrease reflects no transloading revenue for the first half of 2016 as compared to transloading revenue of $5.6 million and MVC’s of $6.2 million in the first half of 2015 due to the AES contract terminations. The Legacy System experienced a decrease in gathering, processing, transloading and other fee revenue of $1.0 million as a result of declines in commodity prices and lower volumes.  This decrease in gathering, processing, transloading and other fee revenue was partially offset by an increase of $1.3 million attributable to the ETG System, due to fees related to a pipeline construction project to be owned by the ETG System upon completion of the project.

Cost of Natural Gas and NGLs

Cost of natural gas and NGLs decreased by $2.5 million to $7.3 million for the six months ended June 30, 2016, as compared to $9.8 million for the six months ended June 30, 2015. This decrease was primarily attributed to the Azure System, which recognized cost of $3.1 million for the six months ended June 30, 2016 compared to $7.0 million for the six months ended June 30, 2015. The decrease in the Azure System was attributable to the Legacy System, which decreased $3.1 million while the ETG System decreased $0.8 million as a result of lower commodity prices and volumes purchased, which directly correlates to the decrease in natural gas, NGLs and condensate revenue for the period. The decrease in cost of natural gas and NGLs attributed to the Azure System was partially offset by an increase of $1.4 million attributable to the Partnership's historical midstream assets, which are included within the condensed consolidated results of operations subsequent to the Transaction Date.

Operation and Maintenance Expense

Operation and maintenance expense decreased by $2.0 million to $8.4 million for the six months ended June 30, 2016, as compared to $10.4 million for the six months ended June 30, 2015. This decrease reflects a $2.5 million decrease in the Azure System’s operations and maintenance expense period over period, and was a result of lower compression rental, asset integrity management and repairs and maintenance expenses.  This decrease was partially offset by an increase of $0.5 million in operations and maintenance expense attributable to the Partnership's historical midstream assets, which are included within the condensed consolidated results of operations subsequent to the Transaction Date.

General and Administrative Expense

General and administrative expense decreased by $0.5 million to $6.7 million for the six months ended June 30, 2016, as compared to $7.2 million for the six months ended June 30, 2015. This decrease was related to: (i) $2.3 million of allocated expenses in 2015, of which $1.4 million related to the Legacy System and $0.9 million related to the ETG System; and (ii) $1.0 million decrease in transaction costs related to the reverse merger and the contribution of the ETG System in 2015; partially offset by (iii) $0.7 million increase in unit based compensation expense in connection with the LTIP;   (iv) $0.5 million increase in insurance expense primarily related to D&O insurance; (v) $0.5 million increase in professional fees;  (vi) $0.5 million increase in costs related to our amendments to the Credit Agreement; (vii) $0.2 million increase in legal fees; (viii) $0.2 million increase in computer licenses, subscriptions and maintenance expense; (ix) $0.1 million increase in board of director fees; and (x) $0.1 million increase in personnel costs.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $0.5 million to $9.6 million for the six months ended June 30, 2016, as compared to $9.1 million for the six months ended June 30, 2015. This increase was primarily the result of $0.4 million increase attributable to the Azure System. In addition, depreciation and amortization expense increased $0.1 million related to the Partnership's historical midstream assets, which were adjusted to fair value in connection with the business combination and are included within the condensed consolidated results of operations subsequent to the Transaction Date.

Impairments

With the recent decline in commodity prices negatively affecting the level of natural gas and crude oil production as well as the terms of the AES Agreement, we concluded that a triggering event had occurred which required we test for impairment of our assets. The fair value of our long-lived assets was below the carrying value for our gathering and processing assets.  As a result, we recorded an impairment of $78.3 million to adjust the processing assets to their net realizable value in the first quarter of 2016.

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

The Partnership recorded an intangible asset impairment of $29.2 million during the first quarter of 2016.  The remaining balance of the intangible asset was eliminated in the second quarter of 2016 as part of the assignment of common and subordinated units and IDR Units from NuDevco to the Partnership.

Interest Expense

Interest expense decreased by $0.5 million to $6.2 million for the six months ended June 30, 2016, as compared to $6.7 million for the six months ended June 30, 2015. The decrease in interest expense was due to the average long-term debt balance allocated to the Azure System of $192.0 million for the period January 1, 2015 to February 28, 2015, resulting in additional interest expense of $2.3 million of which $0.3 million was associated with the allocation of deferred financing cost amortization expense. In addition, the average long-term debt balance allocated to the ETG System of $54.4 million for the period March 1, 2015 to June 30, 2015, resulting in additional interest expense of $1.7 million of which $0.2 million was associated with the allocation of deferred financing cost amortization expense. These allocations were calculated using an average interest rate of 6.5% related to the Azure Credit Agreement.

The decrease in interest expense was partially offset by interest expense calculated on an average debt balance of $223.5 million at an average rate of 4.5% for the six months ended June 30, 2016, versus interest calculated on an average debt balance of $175.9 million at an average interest rate of 3.4% for the period March 1, 2015 to June 30, 2015 related to the Credit Agreement. In addition, deferred financing costs of $0.3 million were written down in the second quarter of 2016 related to a reduction in borrowing base on the Credit Agreement.

Other Expense, Net

Other expense, net decreased $1.6 million to $0.1 million for the six months ended June 30, 2016, as compared to expense of $1.7 million for the six months ended June 30, 2015. This decrease was primarily attributable to a decrease in expense of $1.6 million, related to the ETG System, for transaction costs allocated by AME in connection with the Transactions in the first quarter of 2015.

Income Tax Expense (Benefit)

Income tax expense (benefit) increased by $0.8 million to an income tax benefit of $0.3 million for the six months ended June 30, 2016, as compared to income tax expense of $0.5 million for the six months ended June 30, 2015. The income tax benefit recognized in the six months ended June 30, 2016 is a result of the decrease in net book value of fixed assets as a result of the impairment, as well as the recognition of the deferred revenue for the minimum revenue commitment as compared to the tax basis for fixed assets.  The income tax expense recognized in the six months ended June 30, 2015 reflects a larger book to tax difference as a result of the newly acquired assets after the reverse merger.

LIQUIDITY AND CAPITAL RESOURCES

In managing our liquidity and capital resources, we monitor and analyze, on a consistent basis the following key variables: (i) discretionary operation and maintenance expense; (ii) general and administrative expense; (iii) capital expenditures; (iv) Credit Agreement capacity and availability; (v) working capital levels; and (vi) level of investments required to support our growth strategies.

We expect ongoing sources of liquidity to primarily consist of cash generated from operations.   We believe that cash generated from operations will be sufficient to sustain operations.  Management is continuing to consider alternatives to enhance the Partnership’s liquidity and address concerns surrounding its ability to remain in compliance with the financial covenants under its Credit Agreement.

Ability to Continue as a Going Concern

The precipitous decline in oil and natural gas prices during 2015 and into 2016 has had a significant adverse impact on our business, and the Partnership’s ability to comply with financial covenants and ratios in the Credit Agreement.  Based upon our current estimates and expectations for commodity prices in 2016, we do not expect to remain in compliance with all of the restrictive covenants contained in the Credit Agreement throughout 2016 unless those requirements are waived or amended. Absent a waiver or amendment, failure to meet these covenants and ratios would result in a default and, to the extent the applicable lenders so elect, an acceleration of the existing indebtedness, causing such debt of approximately $214.5 million to be immediately due and payable.  The Partnership does not currently have adequate liquidity to repay all of its outstanding debt in full if such debt were accelerated.

As part of the AES Agreement, discussed previously in “Recent Developments” in this MD&A, on April 1, 2016, the proceeds from the $15.0 million letter of credit were applied to pay down debt under our Credit Agreement.

Distributions

For the quarters ended June 30, 2016, March 31, 2016 and December 31, 2015, we suspended distributions on our limited partner interests. Should the distributions be reinstated, the common unitholders will be entitled to receive the minimum quarterly distribution of $0.35 per unit in arrears for each quarter as to which the distributions were suspended.  Payment of any such amount in arrears will be subject to our board of directors’ approval and compliance with the terms of our Partnership Agreement and the agreements governing our indebtedness. The board of directors will continue to evaluate the Partnership’s ability to reinstate the distribution, although reinstatement of distributions is not expected in the near term absent substantial improvement in our operating performance and compliance with the terms of our Credit Agreement.

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

Credit Agreement

On February 27, 2015, we entered into the Credit Agreement, which matures on February 27, 2018.

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

We incurred $0.7 million in fees associated with the Second Amendment. These fees are included within general and administrative expense within the condensed consolidated statements of operations.

On March 29, 2016, the Partnership entered into the Third Amendment.  The Third Amendment waived the affirmative covenant that stated if the Partnership’s annual financial statements, prepared in accordance with generally accepted accounting standards, contained any going concern qualification an event of default would result, for the year ended December 31, 2015.  Additionally, the Third Amendment waived certain other events of default until June 30, 2016. Under the terms of the Third Amendment, we are still prohibited from declaring or paying any distributions to unitholders if a default or event of default exists. Pursuant to the terms of the Third Amendment we were granted a waiver of all financial covenants until June 30, 2016.

On June 30, 2016, the Partnership entered into the Fourth Amendment.  The Fourth Amendment extended the waiver of certain covenant defaults, which were previously waived under the Third Amendment through June 30, 2016, until August 12, 2016. Absent a waiver or amendment, failure to meet the financial covenants and ratios contained in our Credit Agreement, could result in default and, to the extent the applicable lenders so elect, an acceleration of the existing indebtedness, causing such debt of approximately $214.5 million to be immediately due and payable. In addition, the Fourth Amendment reduced the borrowing capacity under the Credit Agreement to $214.7 million and any future repayments or reductions to the outstanding balance on the Credit Agreement will reduce the borrowing capacity by an equal amount of the repayment or reduction.

We incurred $0.9 million in fees associated with the Fourth Amendment. These fees are included within general and administrative expense within the condensed consolidated statements of operations.

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

All of the Partnership's domestic restricted subsidiaries guarantee our obligations under the Credit Agreement, and all such obligations are secured by a security interest in substantially all of our assets, in each case, subject to certain customary exceptions. The Credit Agreement contains affirmative and negative covenants customary for credit facilities of its size and nature that, among other things, limit or restrict our ability and the ability of our subsidiaries to: (i) incur additional debt; (ii) grant certain liens; (iii) make certain investments; (iv) engage in certain mergers or consolidations; (v) dispose of certain assets; (vi) enter into certain types of transactions with affiliates; and (vii) make distributions, with certain exceptions, including the distribution of Available Cash, as defined in the Partnership Agreement, if no default or event of default exists. As of June 30, 2016, we were in compliance with all of our covenants associated with the Credit Agreement, as amended.

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

CASH FLOWS

The following table summarizes net cash flows provided by (used in) operating activities, investing activities and financing activities for the six months ended June 30, 2016 and 2015:

In thousands	Six Months Ended June 30,
	2016	2015	Change
Net cash provided by (used in):
Operating activities	$7,673	$(991)	$8,664
Investing activities	$(602)	$117,255	$(117,857)
Financing activities	$(2,223)	$(111,085)	$108,862

Operating Activities.  Cash flows provided by operating activities for the six months ended June 30, 2016 were $7.7 million compared to cash flows used in operating activities of $1.0 million for the six months ended June 30, 2015. The net source of cash flows from operating activities of $8.7 million was primarily due to: (i) $17.4 million from changes in operating assets and liabilities; (ii) higher unit based compensation related to the Marlin Midstream Partners, LP 2013 Long-Term Incentive Plan ("LTIP") of $0.7 million; (iii) higher depreciation and amortization expense of $0.5 million related to the Partnership's historical midstream assets, which were adjusted to fair value in connection with the Transactions and are included within the condensed consolidated results of operations subsequent to the Transaction Date; and (iv) higher deferred financing cost amortization of $0.2 million; partially offset by (v) increase in net loss of $9.1 million exclusive of $107.5 million of intangible asset and fixed asset impairments in the first quarter of 2016; (vi) higher deferred income tax liability of $0.8 million; and (vi) mark to market adjustment related to a gas imbalance of $0.2 million.

Investing Activities.    Cash flows used in investing activities were $0.6 million for the six months ended June 30, 2016 compared to cash flows provided by investing activities of $117.3 million for the six months ended June 30, 2015. The cash flows used in investing activities for the six months ended June 30, 2016 were related to capital expenditures of $0.9 million, partially offset by amounts received under aid-in-construction contracts of $0.3 million.

The cash flows provided by investing activities for the six months ended June 30, 2015 were associated with: (i) $117.3 million in cash acquired in the Transactions, which represents the net cash held by the Partnership immediately prior to the business combination. The net cash balance held by the Partnership immediately prior to the business combination was assumed to be the $180.8 million in cash borrowed under the Credit Agreement less the $63.0 million paid in connection with the redemption of 90 IDR Units from NuDevco; (ii) $2.0 million of amounts received under aid-in-construction contracts; partially offset by (iii) $2.0 million of capital expenditures.

Financing Activities. Cash flows used in financing activities were $2.2 million for the six months ended June 30, 2016 compared to cash flows used in financing activities of $111.1 million for the six months ended June 30, 2015. The cash flows used in financing activities for the six months ended June 30, 2016 were associated with the repayment of debt under the Credit Agreement of $17.2 million partially offset by proceeds from the AES line of credit of $15.0 million. The cash flows used in financing activities for the six months ended June 30, 2015 were: (i) $99.5 million cash distribution related to the Transactions; (ii) $47.3 million repayment of long-term debt on the Credit Agreement from proceeds from a public offering of our common units; (iii) $15.0 million repayment of long-term debt related to the Partnership's previous existing credit facility in connection with the Transactions; (iv) $6.8 million quarterly distribution to unitholders; (v) $3.7 million of allocated repayments of long-term debt related to the Azure Credit Agreement; and (vi) $0.3 million payment of deferred financing costs related to the Credit Agreement; partially offset by (vii) $48.3 million proceeds from a public offering of our common units; (viii) $9.5 million of borrowings under our Credit Agreement; and (ix) $3.7 million of net contributions related to parent company net investment for the period January 1, 2015 to February 28, 2015 related to the Azure System.

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

CONTRACTUAL OBLIGATIONS

A summary of our contractual obligations as of June 30, 2016 is as follows:

In thousands	2016	2017	2018	2019	2020	Thereafter	Total
Operating lease agreements (1)	$298	$399	$290	$274	$274	$1,017	$2,552
Employment contracts	333	167	—	—	—	—	500
Long-term debt (2)	6,332	12,629	216,484	—	—	—	235,445
Total	$6,963	$13,195	$216,774	$274	$274	$1,017	$238,497

(1)

The contractual obligations associated with operating lease agreements relate to various midstream property and equipment operating leases that are used in our gathering, processing and transloading operations and have terms of greater than one year.

(2)

The contractual obligations associated with long-term debt and interest expense relate to obligations under our Credit Agreement. The Credit Agreement has a maturity date of February 27, 2018, and we have estimated the outstanding borrowings as of June 30, 2016 will be paid at maturity. We have estimated a weighted average interest rate of 5.89% in determining the future interest obligations associated with the Credit Agreement.

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

Impairment of Long-Lived Assets and Intangible Assets

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

With the recent decline in commodity prices negatively affecting the level of natural gas and crude oil production as well as the terms of the AES Agreement, we concluded that a triggering event had occurred which required we test for impairment of our assets. The fair value of our long-lived assets' was below the carrying value for our gathering and processing assets.  As a result, we recorded an impairment of $78.3 million to adjust the processing assets to their net realizable value in the first quarter of 2016.

We evaluate intangible assets for impairment upon a significant change in the operating environment or whenever circumstances indicate that the carrying value may not be recoverable. If an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value, which is generally based on discounted future cash flows.

The Partnership recorded an intangible asset impairment of $29.2 million during the first quarter of 2016.  The remaining balance of the intangible asset was eliminated in the second quarter of 2016 as part of the assignment of common and subordinated units and IDR Units from NuDevco to the Partnership.

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

On January 27, 2016, the Partnership awarded an additional 153,500 phantom units under the LTIP to executive officers and certain employees of the General Partner.  The phantom units vested in a single installment which took place on July 18, 2016.

NEW ACCOUNTING STANDARDS

Accounting standard‑setting organizations frequently issue new or revised accounting rules and pronouncements. We regularly review new accounting rules and pronouncements to determine their affect, if any, on our financial statements.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation (“ASU 2016-09”). The new standard will require the following: (i) all of the tax effects related to share-based payments at settlement (or expiration) to be recorded through the income statement, and is required to be applied prospectively; (ii) the new standard also allows entities to withhold taxes of an amount up to the employees’ maximum individual tax rate in the relevant jurisdiction without resulting in liability classification of the award, and is required to be adopted using a modified retrospective approach; and (iii) forfeitures can be estimated, as currently required, or recognized when they occur. If elected, the change to recognize forfeitures when they occur must be adopted using a modified retrospective approach. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016 including interim periods within those annual periods. Early adoption is permitted. This standard became effective for us July 1, 2016.

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

In February 2015, the FASB issued a new accounting pronouncement to respond to stakeholders’ concerns about the current accounting for consolidation of certain legal entities. The update provides additional guidance to reporting entities in evaluating whether certain legal entities, such as limited partnerships, limited liability corporations and securitization structures, should be consolidated. The update is considered to be an improvement on current accounting requirements as it reduces the number of existing consolidation models. The update was effective for us beginning on January 1, 2016, and will have no effect on our condensed consolidated financial statements or related disclosures.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

We have exposure to changes in interest rates under our amended Credit Agreement. The credit markets continues to produce an environment of low interest rates. It is possible that monetary policy will tighten, resulting in higher interest rates to counter possible inflation. Interest rates on our Credit Agreement, which is under floating interest rates, and future debt offerings could be higher than current levels, causing our financing costs to increase accordingly.  For the six months ended June 30, 2016, a 1% change in the interest rate under our Credit Agreement would have resulted in a $1.1 million change in interest expense.

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

Counterparty and Customer Credit Risk

For the six months ended June 30, 2016, we had two customers that each accounted for more than 10% of our revenues. Those customers were BP plc, which accounted for 17.5% of our revenues and EOG Resources, Inc., which accounted for 11.6% of our revenues.

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

During the first half of 2016, we have focused our internal controls over accounting for revenue and accounts receivable as they relate to timely evaluation of the terms of revenue contracts and have taken steps to strengthen controls in response to the identified material weakness discussed above. Significant internal control, information systems and process improvements have been implemented in the communication of amendments to our revenue contract terms and the related adjustments required for timely and accurate financial reporting.

Our management has concluded that the newly designed controls have been in place for a sufficient period of time to allow the effectiveness of the remediation measures to be validated. We have remediated the material weakness in the internal controls over accounting for revenue and accounts receivable as they relate to timely evaluation of the terms of revenue contracts and have concluded that the disclosure controls and procedures are effective as of June 30, 2016.

Changes in Internal Control Over Financial Reporting

Aside from the implementation of the remediation measures described above, there has not been any changes in the Partnership’s internal control over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act during the six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

(a) Disposition of Assets.

On August 4, 2016, our wholly-owned subsidiary Marlin Midstream entered into the Sale Agreement with a subsidiary of Align.  Pursuant to the Sale Agreement, we sold our 100 MMcf/d Panola I processing plant and our Murvaul pipeline to Align.  The Murvaul pipeline consists of approximately 51.1 miles of 4.5” to 12.75” OD steel pipelines, related compression and gathering facilities and associated tracts of real property, surface leases, easements and rights-of-way located in Panola and Rusk Counties, Texas.  The purchase price was $44.9 million in cash, less certain agreed-upon adjustments in respect of ad valorem taxes on the assets sold.  The Sale Agreement contained customary representations, warranties and indemnification provisions.

In connection with the Sale Agreement, Marlin Midstream and Align entered into certain agreements relating to the facilities sold, including a gas gathering agreement and reciprocal gas processing agreements.  We also entered into an agreement with Align by which we guaranteed Marlin Midstream’s obligations under the Sale Agreement.

The foregoing description of the Sale Agreement is not complete and is qualified in its entirety by reference to the full text of the Sale Agreement, which is filed as Exhibit 2 to this Report on Form 10-Q and incorporated in this item 5(a) by reference.

The Partnership continues to own and operate the 125 MMcf/d Panola II processing plant located in East Texas.

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

Azure Midstream Partners, LP
By: Azure Midstream Partners GP, LLC,
The General Partner of Azure Midstream Partners, LP

August 8, 2016	/s/ Amanda Bush
Amanda Bush
Chief Financial Officer of Azure Midstream Partners GP, LLC
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

2.1*†	Asset Purchase and Sale Agreement between Marlin Midstream, LLC and AMP ETX Gathering, LLC dated as of August 4, 2016.

3.1	Certificate of Limited Partnership of Marlin Midstream Partners, LP.	DRS	3.1	5/3/2013	377-00170

3.2	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Azure Midstream Partners, LP, effective as of March 30, 2016.	8-K	3.1	4/5/2016	001-36018

3.3	Certificate of Formation of Marlin Midstream GP, LLC.	DRS	3.3	5/3/2013	377-00170

10.1	Limited Duration Waiver Agreement and Amendment No. 4 to Credit Agreement, dated as of June 30, 2016, by and among Azure Midstream Partners, LP, as borrower, the subsidiaries of Azure Midstream Partners, LP, as guarantors, Wells Fargo Bank, National Association, as administrative agent, and the lender parties thereto.	8-K	10.1	7/1/2016	001-36018

10.2	Retention of Services Agreement between Azure Midstream Partners, GP, LLC on behalf of Azure Midstream Partners, LP and I.J. “Chip” Berthelot, II dated as of July 1, 2016.	8-K	10.2	7/1/2016	001-36018

10.3	Amendment No.3 to Credit Agreement and Amendment No. 2 to Security Agreement.	10-K	10.1	3/30/2016	001-36018

10.4	Settlement Agreement Regarding AES Contracts between Azure Midstream Partners, LP, Marlin Midstream, LLC and Marlin Logistic, LLC and Associated Energy Services, LP, NuDevco Midstream Development, LLC and Marlin IDR Holdings, LLC dated effective March 31, 2016.	8-K	10.1	4/5/2016	001-36018

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32**	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

        *    Filed Herewith.

        **  Furnished Herewith.

        †    The schedules to this agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K.