Form 10-Q
period 2016-09-30
AZURE MIDSTREAM PARTNERS, LP
filed 2016-11-02
CIK 1575599

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q



☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The registrant had the following number of units outstanding as of November 2, 2016:

Class	Units Outstanding
Common Units	11,284,341

AZURE MIDSTREAM PARTNERS, LP

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended September 30, 2016

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

AZURE MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except number of units)

	(unaudited)
	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$11,154	$7,511
Accounts receivable, net	5,093	5,887
Accounts receivable—affiliates	522	5,148
Other current assets	247	339
Total current assets	17,016	18,885

Property, plant, and equipment, net	358,233	485,155
Intangible assets, net	—	59,583
Other assets	282	341
TOTAL ASSETS	$375,531	$563,964

LIABILITIES AND PARTNERS’ CAPITAL
Current liabilities:
Accounts payable and accrued liabilities	$6,492	$6,218
Accounts payable—affiliates	—	96
Current portion of long-term debt, net of deferred borrowing costs	171,943	—
Total current liabilities	178,435	6,314
Long-term liabilities:
Long-term debt, net of deferred borrowing costs	—	228,474
Deferred income taxes	946	1,104
Other long-term liabilities	—	11,625
Total liabilities	179,381	247,517
Commitments and contingencies (Note 10)
Partners' capital:
Common units (13,223,606 issued and 11,284,341 outstanding as of September 30, 2016 and 13,044,654 issued and outstanding as of December 31, 2015)	67,321	127,292
Subordinated units (8,724,545 issued and 0 outstanding as of September 30, 2016 and 8,724,545 issued and outstanding as of December 31, 2015)	70,203	114,807
Treasury units (1,939,265 common units, 8,724,545 subordinated units and 10 IDR Units as of September 30, 2016)	(13,745)	—
General partner interest	3,160	5,137
Incentive distribution rights (100 issued and 90 outstanding as of September 30, 2016 and 100 issued and outstanding as of December 31, 2015)	69,211	69,211
Total partners’ capital	196,150	316,447
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$375,531	$563,964

See the accompanying notes to the condensed consolidated financial statements.

AZURE MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except unit and per unit data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Operating Revenues:
Natural gas, NGLs and condensate revenue	$4,752	$5,677	$12,587	$16,998
Natural gas, NGLs and condensate revenue—affiliates	673	(50)	1,971	655
Gathering, processing, transloading and other fee revenue	23,772	7,076	37,486	23,340
Gathering, processing, transloading and other fee revenue—affiliates	306	8,495	978	20,257
Total operating revenues	29,503	21,198	53,022	61,250
Operating Expenses:
Cost of natural gas and NGLs	4,312	3,720	11,612	11,674
Cost of natural gas and NGLs—affiliates	—	1,410	—	3,253
Operation and maintenance	3,258	5,032	11,686	15,467
General and administrative	4,916	3,561	11,676	10,809
Depreciation and amortization expense	3,388	5,914	12,976	14,992
Impairments (Notes 2 and 7)	—	215,758	107,477	215,758
Total operating expenses	15,874	235,395	155,427	271,953
Operating income (loss)	13,629	(214,197)	(102,405)	(210,703)
Interest expense	3,979	1,973	10,133	8,671
Gain on sale of assets	(4,752)	—	(4,752)	—
Other (income) expense, net	(144)	(5)	(63)	1,675
Net income (loss) before income tax expense	14,546	(216,165)	(107,723)	(221,049)
Income tax expense (benefit)	182	269	(125)	768
Net income (loss) before income tax expense	$14,364	$(216,434)	$(107,598)	$(221,817)
Net income (loss) per unit and distributions declared:
Net income (loss)	$14,364	$(216,434)	$(107,598)	$(221,817)
Less amounts attributable to the General Partner:
Net loss of the Legacy System for the period from January 1, 2015 to February 28, 2015	—	—	—	(1,666)
Net loss of the ETG System for the six months ended June 30, 2015	—	—	—	(5,816)
General Partner interest	527	(4,177)	(1,977)	(4,172)
Net income (loss) attributable to the General Partner	527	(4,177)	(1,977)	(11,654)
Less: Net income (loss) attributable to unvested phantom units	258	(3,562)	(2,377)	(3,562)
Net income (loss) attributable to common and subordinated units (1)	$13,579	$(208,695)	$(103,244)	$(206,601)
Net income (loss) per common and subordinated unit - basic and diluted (1) (2)	$1.21	$(9.64)	$(7.02)	$(10.50)
Weighted average number of common units outstanding	11,266,340	12,927,483	11,815,489	10,947,018
Weighted average number of subordinated units outstanding	—	8,724,545	2,897,568	8,724,545
Distributions declared and paid per common and subordinated units (3)	$—	$0.37	$—	$1.11

(1)

For the nine months ended September 30, 2015, net income (loss) per unit has been presented for the period March 1, 2015 to September 30, 2015, the period in which units were outstanding for accounting purposes (see Note 1 to the condensed consolidated financial statements —  “Sale of General Partner Interest and Contribution of the Legacy System”).

(2)

There were no units or awards issued or outstanding during the three and nine months ended September 30, 2016, the three months ended September 30, 2015 and the period March 1, 2015 to September 30, 2015 that would be considered dilutive to the net income (loss) per unit calculation, therefore, basic and diluted net income (loss) per unit are the same for the periods presented.

(3)

The Partnership has suspended the distributions for the quarterly periods ended March 31, 2016,  June 30, 2016 and September 30, 2016 (see Note 1 to the condensed consolidated financial statements — “Suspension of Distribution”).

See the accompanying notes to the condensed consolidated financial statements.

AZURE MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in thousands)

(unaudited)

	General	Incentive		Limited Partner
	Partner	Distribution	Treasury	Common	Subordinated
	Interest	Rights	Units	Units	Units	Total
Balance at December 31, 2015	$5,137	$69,211	$—	$127,292	$114,807	$316,447
Unit based compensation related to long-term incentive plan	—	—	—	1,046	—	1,046
Assignment of 1,939,265 common units, 8,724,545 subordinated units and 10 IDR Units from NuDevco to the Partnership	—	—	(13,745)	—	—	(13,745)
Net loss	(1,977)	—	—	(61,017)	(44,604)	(107,598)
Balance at September 30, 2016	$3,160	$69,211	$(13,745)	$67,321	$70,203	$196,150

See the accompanying notes to the condensed consolidated financial statements.

AZURE MIDSTREAM PARTNERS, LP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(107,598)	$(221,817)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization expense	12,976	14,992
Amortization of deferred financing costs	1,692	1,001
Unit based compensation related to long-term incentive plan	1,046	432
Gain on sale of assets	(4,752)	—
Asset impairment	107,477	215,758
Deferred income taxes	(158)	685
Gas imbalance mark-to-market	109	98
Changes in assets and liabilities, net of effects of business combination:
Accounts receivable	367	(876)
Accounts receivable—affiliates	4,626	(3,102)
Other current assets	92	(322)
Other non-current assets	59	—
Accounts payable and accrued liabilities	(662)	(6,153)
Accounts payable and accrued liabilities—affiliates	(96)	1,029
Other long-term liabilities	(11,625)	6,274
Net cash provided by operating activities	3,553	7,999

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,574)	(3,495)
Acquisition of ETG, net of capital issued	—	(76,191)
Cash received under aid in construction contracts	341	1,958
Proceeds from sale of assets	44,610	—
Assumed cash acquired in business combination	—	117,268
Net cash provided by investing activities	43,377	39,540

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt under the Credit Agreement (Note 8)	—	93,500
Proceeds from public offering of common units	—	49,549
Proceeds from AES letter of credit	15,000	—
Allocated repayments of long-term debt under the Azure Credit Agreement	—	(3,741)
Repayments of long-term debt under the Partnership's existing credit facility (Note 8)	—	(15,000)
Repayments of long-term debt under the Credit Agreement (Note 8)	(58,223)	(48,537)
Payment of withholding taxes on vested units under the LTIP	(64)	—
Cash distribution related to the Transactions	—	(99,500)
Distributions to unitholders	—	(14,950)
Payment of deferred financing costs	—	(346)
Consideration paid for ETG in excess of net book value	—	(3,809)
Parent company net investment	—	3,680
Net cash used in financing activities	(43,287)	(39,154)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,643	8,385

CASH AND CASH EQUIVALENTS—Beginning of Period	7,511	—

CASH AND CASH EQUIVALENTS—End of Period	$11,154	$8,385

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

As of September 30, 2016, Azure owned and controlled 100% of our general partner, Azure Midstream Partners GP, LLC, a Delaware limited liability company, (the "General Partner"), through its ownership of: (i) 429,365 general partner units representing 3.7% general partner interest; (ii) 255,319 common units, representing 2.3% of our outstanding limited partner interests; and (iii) 100% of our outstanding IDR Units, as defined below.  As of September 30, 2016, the public owned 11,029,022 of our common units, representing 97.7% of our outstanding limited partner interest. Azure, through its ownership of our General Partner, controls us and is responsible for managing our business and operations.

Recent Developments

Disposition of Assets

On August 4, 2016, our wholly-owned subsidiary Marlin Midstream, LLC (“Marlin Midstream”) entered into an Asset Purchase and Sale Agreement (the “Sale Agreement”) with a subsidiary of Align Midstream Partners, LP (“Align”).  Pursuant to the Sale Agreement, we sold our 100 MMcf/d Panola I processing plant and our Murvaul pipeline to Align.  The Murvaul pipeline consists of approximately 51.1 miles of 4.5” to 12.75” OD steel pipelines, related compression and gathering facilities and associated tracts of real property, surface leases, easements and rights-of-way located in Panola and Rusk Counties, Texas.  The purchase price was $44.9 million in cash, less certain agreed-upon adjustments in respect of ad valorem taxes on the assets sold. We recorded a gain of $4.8 million on the sale of these assets, which is classified within gain on sale of assets in the condensed consolidated statements of operations. Proceeds of $41.0 million from the Sale Agreement were used to pay down debt under our senior secured revolving credit facility (the "Credit Agreement"). The Sale Agreement contained customary representations, warranties and indemnification provisions.

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

Going Concern Uncertainty

The decline in commodity prices throughout 2015 and continuing into 2016 has adversely affected the Partnership’s liquidity outlook. The decline in commodity prices has affected a number of companies in the oil and natural gas industries, including our customers.  Lower commodity prices have caused a significant reduction in drilling, completing and connecting new wells, which has caused a reduction in our forecasted volumes.  These lower volumes have negatively impacted our operating cash flows.  The downturn in the market has also affected the Partnership’s ability to access the capital markets, which may have allowed the Partnership to facilitate growth or reduce debt.

As a result of these and other factors the Partnership’s inability to comply with financial covenants and ratios in its Credit Agreement has adversely impacted the Partnership’s ability to continue as a going concern. Absent a waiver or amendment, failure to meet these covenants and ratios would have resulted in a default and, to the extent Wells Fargo Bank, National Association, as administrative agent and other lenders (collectively “the Lenders”) so elect, an acceleration of the existing indebtedness, causing such debt of approximately $173.5 million to be immediately due and payable. Based upon our current estimates and expectations for commodity prices in 2016, we do not expect to remain in compliance with all of the restrictive covenants contained in our Credit Agreement throughout 2016 unless those requirements are waived or amended. The Partnership does not currently have adequate liquidity to repay all of its outstanding debt in full if such debt were accelerated.

The report of the Partnership’s independent registered public accounting firm that accompanies its 2015 audited consolidated financial statements contains an explanatory paragraph regarding the substantial doubt about the Partnership’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty. The Partnership’s Credit Agreement contains the requirement to deliver audited consolidated financial statements without a going concern or like qualification or exception. Consequently, the Partnership would have been in default under the Credit Agreement. Had we been unable to obtain a waiver or other suitable relief from the Lenders under the Credit Agreement prior to the expiration of the 30 day grace period, an Event of Default (as defined in the Credit Agreement) could have resulted in the acceleration of the outstanding indebtedness, which would have made it immediately due and payable. On March 29, 2016, the Partnership entered into the third amendment to the Credit Agreement (“Third Amendment”), which waived the event of default described above and certain other events of default until June 30, 2016. Subsequently, the

Partnership has entered into other amendments to the Credit Agreement (as described below), which extended the waiver of certain other events of default. See Note 3 for further information regarding our ability to continue as a going concern.

Amendments to Credit Agreement

Since June 30, 2016, the Partnership has entered into four limited duration waiver agreements and two amendments to the Credit Agreement which have, among other things, i) waived certain covenants of default for specific periods of time; (ii) reduced the borrowing capacity under the Credit Agreement to $173.7 million; (iii) required that future repayments or reductions to the outstanding balance on the Credit Agreement will reduce the borrowing capacity by an equal amount of the repayment or reduction; (iv) restricted the amount of capital expenditures the Partnership may make; and (v) required the Partnership to submit plans to sell assets of the Partnership and plans to raise capital.  Fees associated with the limited duration waiver agreements and amendments to the Credit Agreement for the three and nine months ended September 30, 2016 were $0.7 million and $1.5 million and are included within general and administrative expense in the condensed consolidated statements of operations.

On October 28, 2016, the Partnership entered into a limited duration waiver agreement to the Credit Agreement   extending the waiver of certain covenant defaults until November 30, 2016.

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

Suspension of Distribution

As a result of covenant restrictions contained in our Credit Agreement, the board of directors of the General Partner of the Partnership and management have continued the suspension of the distributions for the quarterly period ended September 30, 2016. The board of directors will continue to evaluate the Partnership’s ability to reinstate the distribution, although reinstatement of distributions is not expected in the near term absent substantial improvement in our operating performance and compliance with the terms of our Credit Agreement.

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

The Legacy System consists of approximately 666 miles of high-and low-pressure gathering lines and serves approximately 100,000 dedicated acres within the Harrison, Panola and Rusk counties in Texas and Caddo parish in Louisiana and currently serves the Cotton Valley formation, the Haynesville shale formation and the shallower producing sands in the Travis Peak formation. The Legacy System has access to seven major downstream markets, three third-party processing plants and our Panola County processing plant.

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

In preparing financial statements in accordance with GAAP, management makes informed judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses. Management evaluates its estimates and related assumptions regularly, utilizing historical experience and other methods considered reasonable under the particular circumstances. Changes in facts and circumstances or additional information may result in revised estimates and actual results may differ from these estimates. Effects on the business, financial condition and results of operations resulting from revisions to estimates are recognized when the facts that give rise to the revision become known. The information furnished herein reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial statements. Operating results for the three and nine months periods ended September 30, 2016 and 2015 are not necessarily indicative of the results which may be expected for the full year or for any interim period. The condensed consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Revenues were identified by contracts that are specifically identifiable to the Azure System. Depreciation and amortization are based upon assets specifically identified to the Azure System. Salaries, benefits and other general and administrative costs were allocated to the Azure System based on management’s use of a reasonable allocation methodology as such costs were historically not allocated to the Azure System. Prior to the execution of the Transactions and the Contribution Agreement, Azure’s direct investment in the Azure System was presented as parent company net investment in the condensed consolidated balance sheets and included the accumulated net earnings and accumulated net contributions from Azure, including allocated long‑term debt, interest expense and general and administrative expenses.

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Trade accounts receivable arise from our natural gas sales, natural gas gathering, compression, dehydration, treating, processing, and hydrocarbon dew-point control and transportation services. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the condensed consolidated statements of cash flows. We had no allowance for doubtful accounts as of September 30, 2016 and December 31, 2015.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk are primarily accounts receivable. As of September 30, 2016, three customers accounted for more than 10% of our accounts receivable, BP plc, which accounted for 17.9%, Anadarko Petroleum Corporation, which accounted for 13.0% and, Texla Energy Management Inc., which accounted for 12.8%.

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

The Partnership capitalizes all construction-related direct labor and material costs, as well as indirect construction costs. Indirect construction costs include general engineering, insurance, taxes and the cost of funds used during construction. Capitalized interest is calculated by multiplying the Partnership’s monthly weighted average interest rate on outstanding debt by the amount of qualifying costs. After major construction projects are completed, the associated capitalized costs including interest are depreciated over the estimated useful life of the related asset. There was no capitalized interest recognized by the Partnership during the three and nine months periods ended September 30, 2016 and 2015.

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

Deferred Financing Costs

Financing costs incurred in connection with the issuance of debt are capitalized and amortized as interest expense under the effective interest method over the term of the related debt. The unamortized balance of deferred financing costs at September 30, 2016 is included within current portion of long-term debt within the condensed consolidated balance sheets. The unamortized balance of deferred financing costs at December 31, 2015 is included within long-term debt, net of deferred borrowing costs within the condensed consolidated balance sheets. The Partnership had net deferred loan costs of $1.6 million and $3.3 million as of September 30, 2016 and December 31, 2015. These deferred loan costs will be amortized over the maturity period of the Credit Agreement. All deferred financing costs included within the Azure System’s condensed consolidated balance sheets, up to the Transaction Date, are associated with the Azure Credit Agreement. See Note 8.

Segment Reporting

The Partnership's chief operating decision maker ("CODM") is the Chief Executive Officer of our General Partner. Our CODM evaluates the performance of our operating segments. The Partnership has two operating segments, gathering and processing and logistics, for financial reporting purposes.

At the time of the execution of the AES agreement, on April 1, 2016, AES was the sole customer of the crude oil logistics business.  We currently have one customer for our crude oil logistics business.  The Partnership is pursuing other customer contracts and currently has no plans to sell the assets of the logistics business. Accordingly, the assets of the logistics business are classified as held for use and the logistics segment does not meet the criteria to be classified as a discontinued operation.

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

The ETG System has a natural gas gathering agreement with a customer that provides for a minimum revenue commitment (“MRC”). Under the MRC, our customer agrees to pay a minimum monetary amount over certain periods during the term of the MRC. The customer must make a deficiency payment to us at the end of the contract year if its actual revenues are less than its MRC for that year. The customer is entitled to utilize the deficiency payments to offset gathering fees in the following periods to the extent that such customer’s revenues in the following periods exceed its MRC for that period. This contract provision ranges for the entire duration of the gas gathering agreement, which is ten years. We record customer billings for obligations under the MRC, solely with respect to this natural gas gathering agreement, as deferred revenue when the customer has the right to utilize deficiency payments to offset gathering fees in subsequent periods. We recognize deferred revenue under this arrangement as revenue once all contingencies or potential performance obligations associated with the related revenues have either: (i) been satisfied through the gathering of future excess volumes of natural gas; (ii) expired, or lapsed through the passage of time pursuant to the terms of the natural gas gathering agreement; or (iii) upon determination that the likelihood the customer will be able to generate revenues in excess of its future MRC as an offset to future gathering fees is remote.

During the third quarter of 2016, based on facts known, it was determined that all of the revenue recognition criteria related to the revenues which had been previously deferred under this contract had been met.  Accordingly, we recognized the entire previously deferred balance of $18.5 million as revenue in the accompanying condensed consolidated statements of operations upon the determination that based on current facts the likelihood that our customer would be able to generate revenues in excess of its future MRC as an offset to future gathering fees is remote. As of December 31, 2015, deferred revenue under the MRC agreement was $11.6 million and is included within other long-term liabilities in the condensed consolidated balance sheet.

.

Accounts Payable and Accrued Liabilities

The Partnership's accounts payable and accrued liabilities as of September 30, 2016 and December 31, 2015, consist of obligations arising during the normal course of the Partnership's business operations which are expected to be settled within a period of twelve months.

Fair Value of Financial Instruments

Accounting guidance requires the disclosure of the fair value of all financial instruments that are not otherwise recorded at fair value in the financial statements. The carrying amount of long-term debt reported within the condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015 approximates fair value, because of the variable rate nature of the long-term debt. The fair value of the debt is considered a Level 2 fair value measurement. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities reported within the condensed consolidated balance sheets approximate fair value due to the short-term nature of these items.

Transactions with Affiliates

In connection with the closing of the Transactions, we terminated our omnibus agreement, dated July 31, 2013, by and between NuDevco, the General Partner and us, and entered into an omnibus agreement, the “New Omnibus Agreement” with the General Partner and Azure, pursuant to which, among other things, Azure has agreed to provide corporate, general and administrative services, (the “Services”), on behalf of the General Partner and for our benefit and we are obligated to reimburse Azure and its affiliates for costs and expenses incurred by Azure and its affiliates in providing the Services on our behalf.  The New Omnibus Agreement also provides us with a right of first offer on any proposed transfer of any assets owned by Azure or its subsidiaries.

Asset Retirement Obligations

Applicable accounting guidance requires us to evaluate whether any future asset retirement obligations exist as of September 30, 2016 and December 31, 2015, and whether the expected retirement date of the related costs of retirement can be estimated. We have concluded that our natural gas gathering system assets, which include pipelines and processing and treating facilities, have an indeterminate life because they are owned and will operate for an indeterminate future period when properly maintained. A liability for these asset retirement obligations will be recorded only if and when a future retirement obligation with a determinable life is identified. The Partnership has not recognized any asset retirement obligations as of September 30, 2016 and December 31, 2015 because we have no current intention of discontinuing use of any significant assets in the long-term.

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

Income Taxes

The Partnership and its consolidated subsidiaries are not taxable entities for U.S. federal income tax purposes or for the majority of states that impose an income tax. Generally, income taxes are not levied at the entity level, but rather on the individual partners of the Partnership. The Partnership is subject to the Revised Texas Franchise Tax (“Texas Margin Tax”). The Texas Margin Tax is computed on modified gross margin, and is recorded as income tax expense in the condensed consolidated statements of operations. In June 2013, the State of Texas enacted certain changes to the Texas Margin Tax which lowered the tax rate and expanded the scope of depreciation deductions. The Partnership does not do business in any other state where a similar tax is applied. As of September 30, 2016 and December 31, 2015, the Partnership had a non-current liability of $0.9 million and $1.1 million for deferred taxes.

Net Income (Loss) Per Unit

Net income (loss) per unit is presented for the three and nine months periods ended September 30, 2016, the three months ended September 30, 2015 and the period from March 1, 2015 to September 30, 2015 as this is the period in which the Partnership's results of operations are included within net loss. The Azure System from the period January 1, 2015 up to the Transaction Date had no units and therefore net loss per unit is not presented for periods in which net loss consists only of the Azure System.

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

In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amends ASC Topic 230, Statement of Cash Flows (“ASU 2016-15”). The amendments in ASU 2016-15 provide guidance on the following eight specific cash flow issues: (i) debt prepayment or debt extinguishment costs; (ii) settlement of zero-coupon bonds; (iii) contingent consideration payments made after a business combination; (iv) proceeds from the settlement of insurance claims; (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (vi) distributions received from equity method investees; (vii) beneficial interests in securitization transactions; and (viii) separately identifiable cash flows and application of the predominance principal. ASU 2016-15 is effective for public business entities for annual and interim periods beginning after December 17, 2017. Early adoption is permitted.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation (“ASU 2016-09”). The new standard will require the following: (i) all of the tax effects related to share-based payments at settlement (or expiration) to be recorded through the income statement, and is required to be applied prospectively; (ii) the new standard also allows entities to withhold taxes of an amount up to the employees’ maximum individual tax rate in the relevant jurisdiction without resulting in liability classification of the award, and is required to be adopted using a modified retrospective approach; and (iii) forfeitures can be estimated, as currently required, or recognized when they occur. If elected, the change to recognize forfeitures when they occur must be adopted using a modified retrospective approach. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016 including interim periods within those annual periods. Early adoption is permitted. This standard became effective for us July 1, 2016.

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

In February 2015, the FASB issued a new accounting pronouncement to respond to stakeholders’ concerns about the current accounting for consolidation of certain legal entities. The update provides additional guidance to reporting entities in evaluating whether certain legal entities, such as limited partnerships, limited liability corporations and securitization structures, should be consolidated. The update is considered to be an improvement on current accounting requirements as it reduces the number of existing consolidation models. The update was implemented by us on January 1, 2016, and had no effect on our condensed consolidated financial statements or related disclosures.

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

In May 2014, the FASB and International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP and International Financial Reporting Standards. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This standard will become effective beginning in the first quarter of 2018. The adoption could have a significant impact on the condensed consolidated financial statements, however management is currently unable to quantify the impact.

There are currently no other recent accounting pronouncements that have been issued that we believe will materially affect our condensed consolidated financial statements.

3. GOING CONCERN

The precipitous decline in oil and natural gas prices during 2015 and into 2016 has had a significant adverse impact on our business, and has impacted the Partnership’s ability to comply with financial covenants and ratios in its Credit Agreement.  Based upon our current estimates and expectations for commodity prices in 2016, we do not expect to remain in compliance with all of the restrictive covenants contained in the Credit Agreement throughout 2016 unless those requirements are waived or amended. Absent a waiver or amendment, failure to meet these covenants and ratios would result in a default and, to the extent the applicable Lenders so elect, an acceleration of the existing indebtedness, causing such debt of approximately $173.5 million to be immediately due and payable.  The Partnership does not currently have adequate liquidity to repay all of its outstanding debt in full if such debt were accelerated.

The Credit Agreement requires us to deliver audited, consolidated financial statements without a “going concern” or like qualification or exception. On March 29, 2016, the Partnership entered into the Third Amendment. Pursuant to the Third Amendment, we received an agreement from the Lenders that the default resulting from non-compliance with our financial covenants and ratios had been waived as it relates to the 2015 consolidated financial statements.

Pursuant to the Third Amendment to the Credit Agreement, certain other events of default were waived until June 30, 2016. Subsequently, the Partnership has entered into other amendments to the Credit Agreement, which extended the waiver of certain covenant defaults until November 30, 2016. Notwithstanding the effects of these waivers, it is unlikely that we can comply with the leverage covenant currently contained in the Credit Agreement during the next twelve months. If we cannot obtain from the Lenders a waiver of such potential breach or an amendment of the leverage covenant, our breach would constitute an event of default that could result in an acceleration of substantially all of our outstanding indebtedness. We would not have sufficient capital to satisfy these obligations.

While these amendments offer a temporary solution to the defaults under the Credit Agreement, the Partnership still seeks a long-term solution to enhance the Partnership’s liquidity and address concerns surrounding its ability to remain in compliance with the financial covenants under its Credit Agreement.

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

The Partnership is currently in discussions with various stakeholders and is pursuing or considering a number of actions including: (i) obtaining additional sources of capital from asset sales, private issuances of equity or equity-linked securities, debt for equity swaps, or any combination thereof; (ii) obtaining waivers or amendments from the Lenders; and (iii) continuing to minimize its capital expenditures, reduce costs and maximize cash flows from operations. There can be no assurance that sufficient liquidity can be obtained from one or more of these actions or that these actions can be consummated within the period needed.

4.  PARTNERSHIP EQUITY AND DISTRIBUTIONS

Outstanding Units

As of September 30, 2016, Azure owned 100% of our general partner interests consisting of 429,365 general partner units representing a 3.7% general partner interest, 255,319 common units representing a 2.3% limited partner interest and 100% of our outstanding IDR Units. As of September 30, 2016, the Partnership had common units outstanding of 11,284,341 of which, the public owned 11,029,022 units, representing a 97.7% limited partner interest.

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

On February 1, 2016, the Partnership announced a temporary suspension of the distributions for the quarterly period ended December 31, 2015. In addition, we have also suspended the distributions for the quarterly periods ended March 31, 2016, June 30, 2016 and September 30, 2016, primarily due to liquidity constraints contained in the amendments to our Credit Agreement. Should the distributions be reinstated, the common unitholders will be entitled to receive the minimum quarterly distribution of $0.35 per unit in arrears for each quarter as to which the distributions were suspended.  Payment of any such amount in arrears will be subject to board of director’s approval and compliance with the terms of our Partnership Agreement and the agreements governing our indebtedness. Our ability to pay distributions also is reliant on our ability to comply with restrictions contained in the agreements governing our debt. However, there is no guarantee that we will pay the minimum quarterly distribution on our units in any quarter.

The Partnership declared the following cash distributions to its unitholders of record for the periods presented:

	Total Quarterly
	Distribution per	Total Cash	Date of
Quarter ended:	Unit	Distribution (1)	Distribution
September 30, 2016 (2)	$—	—
June 30, 2016 (2)	$—	—
March 31, 2016 (2)	$—	—
December 31, 2015 (2)	$—	—
September 30, 2015	$0.370	$8,213	November 13, 2015
June 30, 2015	$0.370	$8,187	August 14, 2015
March 31, 2015	$0.370	$6,763	May 15, 2015

(1)

Total distribution amount includes the distributions paid to our General Partner and does not include the payment associated with the distribution equivalent rights that accrue on all unvested phantom units that have been issued under our long-term incentive plan.

(2)

Distributions for the quarterly periods ended September 30, 2016, June 30, 2016, March 31, 2016 and December 31, 2015 have been suspended primarily due to the Partnership’s liquidity constraints contained in the amendments to its Credit Agreement.

General Partner Interest

As of September 30, 2016, Azure owned 100% of our general partner interest. If we issue additional units, our General Partner has the right, but not the obligation, to contribute a proportionate amount of capital to us in order to maintain its general partner interest. The general partner interest, and the percentage of our cash distributions to which our General Partner is entitled from such interest, will be proportionately reduced if we issue additional units in the future (other than the issuance of common units upon conversion of outstanding subordinated units or the issuance of common units upon a reset of the incentive distribution rights) and our General Partner does not contribute a proportionate amount of capital to the Partnership in order to maintain its general partner interest. As of September 30, 2016, the general partner interest was the equivalent of 3.7%. This general partner interest increased from 1.9% as of March 31, 2016 as  a result of: (i) NuDevco surrendering to the Partnership 8,724,545 subordinated units and 1,939,265 common units as a result of the AES Agreement; partially offset by (ii) our General Partner electing not to make a contribution in connection with the previous issuances of common units related to the vesting of awards under the Marlin Midstream Partners, LP 2013 Long-Term Incentive Plan (“LTIP”) (See Note 12); and (iii) our General Partner electing not to make a contribution in connection with the issuance of 255,319 common units to Azure in connection with the contribution of Azure ETG.

Incentive Distribution Rights

As of September 30, 2016, Azure owned all of our outstanding IDR Units. The IDR Units entitle the holder to receive an increasing percentage, 13%, 23% and 48%, of quarterly distributions of available cash from operating surplus after the minimum quarterly distribution and certain target distribution levels have been achieved. The target distribution levels are defined within the Partnership Agreement as: (i) the First Target Distribution of $0.4025 per unit per quarter; (ii) the Second Target Distribution of $0.4375 per unit per quarter; and (iii) the Third Target Distribution of $0.5250 per unit per quarter. The maximum distribution of 48% does not include any distributions that our General Partner or Azure may receive on common, subordinated or general partner units that they own.

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

As previously disclosed, the Partnership temporarily suspended distributions for the first three quarters of 2016 and fourth quarter of 2015.  Should the distributions be reinstated, the common unitholders will be entitled to receive the minimum quarterly distribution of $0.35 per unit in arrears for each quarter as to which the distributions were suspended prior to distributions being made in respect of IDR Units or any junior securities. Payment of any such amount in arrears will be subject to the approval of the board of directors of the General Partner of the Partnership and compliance with the terms of our Partnership Agreement and the agreements governing our indebtedness.

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

5. NET INCOME (LOSS) PER UNIT

The Partnership's condensed consolidated statements of operations were recast to reflect the Azure System for periods prior to March 1, 2015 in accordance with applicable accounting and financial reporting guidance. The Azure System had no units outstanding prior to the Transaction Date. Therefore, net loss per unit for the nine months ended September 30, 2015 is presented for the period March 1, 2015 to September 30, 2015, which is the period the Partnership's results of operations are included within these condensed consolidated financial statements and the period in which the Partnership's units were reflected as outstanding within these condensed consolidated financial statements.

The Partnership’s net income (loss) for the three and nine months periods ended September 30, 2016, the three months ended September 30, 2015 and the period March 1, 2015 to September 30, 2015 is allocated to the General Partner and our limited partners in accordance with their respective ownership percentages and, when applicable, giving effect to the IDR Units. The ETG System's net losses of $5.8 million have been allocated to the General Partner for the period January 1, 2015 to June 30, 2015 as this period preceded the contribution date of August 6, 2015. Basic and diluted net income (loss) per unit is calculated by dividing the partner’s interest in net income (loss) by the weighted average number of units outstanding during the period. There were no units or awards issued or outstanding during the three and nine months periods ended September 30, 2016, the three months ended September 30, 2015 and the period March 1, 2015 to September 30, 2015 that would be considered dilutive to the net income (loss) per unit calculation, and, therefore, basic and diluted net income (loss) per unit are the same for the periods presented.

For the three and nine months periods ended September 30, 2016 and 2015, net income (loss) was allocated to the unvested phantom unit awards granted to our executive officers and certain employees for the earnings (loss) per unit calculation. Relevant accounting guidance requires that unvested unit-based payments that entitle employees to receive non-forfeitable distributions are considered participating securities for earnings per unit calculations.

The following table illustrates the Partnership’s calculation of net income (loss) per unit for common and subordinated units for the periods presented:

	Three Months Ended		Nine Months Ended	March 1, 2015 to
In thousands, except per unit data	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net income (loss)	$14,364	$(216,434)	$(107,598)	$(221,817)
Less amounts attributable to the General Partner:
Net loss of the Legacy System for the period January 1, 2015 to February 28, 2015	—	—	—	(1,666)
Net loss of the ETG System for the six months ended June 30, 2015	—	—	—	(5,816)
General Partner interest	527	(4,177)	(1,977)	(4,172)
Net income (loss) attributable to the General Partner	527	(4,177)	(1,977)	(11,654)
Less net income (loss) attributable to unvested phantom units	258	(3,562)	(2,377)	(3,562)
Net income (loss) attributable to common and subordinated units	$13,579	$(208,695)	$(103,244)	$(206,601)

Net income (loss) per common and subordinated unit - basic and diluted	$1.21	$(9.64)	$(7.02)	$(10.50)

Weighted average units outstanding - basic and diluted
Common units	11,266,340	12,927,483	11,815,489	10,947,018
Subordinated units	—	8,724,545	2,897,568	8,724,545
Total	11,266,340	21,652,028	14,713,057	19,671,563

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

The property, plant and equipment of the Legacy System has been reflected at its historical net carrying value, which is greater than the consideration paid for the business. The excess of the historical carrying value over the consideration paid was $51.7 million and was reflected as an increase to partners' capital. Additionally, the Partnership did not assume certain liabilities of the Legacy System as part of the Transactions, and, as a result, the amount of such liabilities not assumed is considered a deemed contribution within the statement of partners' capital.

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

7. PROPERTY, PLANT AND EQUIPMENT AND INTANGIBLE ASSETS

Property, plant and equipment, net

Property, plant and equipment, net is comprised of the following as of each period presented:

	Estimated
	Useful	September 30,	December 31,
In thousands	Lives (Years)	2016	2015
Gathering pipelines and related equipment	45	$285,154	$319,058
Gas processing and compression facilities	20	94,962	173,679
Buildings	30	2,104	2,175
Other depreciable assets	3 - 15	5,563	5,589
Land and rights of way		3,137	9,027
Construction in progress		473	277
Total property, plant and equipment		391,393	509,805
Accumulated depreciation		(33,160)	(24,650)
Total property, plant and equipment, net		$358,233	$485,155

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

On August 4, 2016, we sold our 100 MMcf/d Panola I processing plant and our Murvaul pipeline to Align. See Note 1  “Disposition of Assets”.

Depreciation expense was $3.4 million and $11.4 million for the three and nine months periods ended September 30, 2016 and $4.3 million and $11.2 million for the three and nine months periods ended September 30, 2015.

Intangible assets, net

As part of the AES Agreement executed on March 31, 2016, the gathering and processing agreement and the logistics contracts, with AES, were terminated effective January 1, 2016.  Accordingly, the intangible assets which represented the existing customer relationship with AES were impaired.  The intangible assets were identified as part of the purchase price allocation to the Partnership's assets acquired by the Azure System.

The Partnership recorded an intangible asset impairment of $29.2 million during the first quarter of 2016.  The remaining balance of the intangible asset, of $28.7 million, was eliminated in the second quarter of 2016 as part of the assignment of common and subordinated units and IDR Units from NuDevco to the Partnership.

The intangible impairment recorded in the first quarter of 2016 was calculated based upon the fair value of the NuDevco units that were surrendered on April 1, 2016.  The fair value of the common shares were determined based upon the unit price as of March 31, 2016 which is considered a Level 1 input.  The fair values of the subordinated units and IDR Units were derived from the common unit price as of March 31, 2016 and was determined using the purchase price valuation performed in connection with the Transactions which is considered a Level 2 input.

Due to the elimination of the remaining intangible asset balance, per the terms of the AES Agreement, no amortization expense associated with the intangible assets was recorded in the three months ended September 30, 2016. The amortization expense associated with the customer contracts and customer relationships intangible assets, which is included within depreciation and amortization expense within the statement of operations was $1.6 million for the nine months ended September 30, 2016 and $1.6 million and $3.8 million for the three and nine months periods ended September 30, 2015.

8. LONG-TERM DEBT

In March 2016, the Partnership began negotiations with the Lenders to secure waivers for non-compliance of its debt covenants related to the Credit Agreement. Subsequent amendments to the Credit Agreement and formal plans to sell the Partnerships assets and secure capital, submitted to the Lenders, have not resulted in a waiver of non-compliance of debt covenants greater than twelve months. Accordingly, based on relevant accounting guidance, the Partnership has classified its debt under the Credit Agreement as a current liability as of September 30, 2016.

Long-term debt, net of deferred borrowing costs consisted of the following:

In thousands	September 30, 2016	December 31, 2015
Credit Agreement	$173,512	$231,735
Less: Net deferred borrowing costs	1,569	3,261
Total debt	171,943	228,474
Less: Current portion of long-term debt	171,943	—
Total long-term debt, net of deferred borrowing costs	$—	$228,474

Credit Agreement

On February 27, 2015, we entered into the Credit Agreement with the Lenders.

Borrowings under the Credit Agreement bear interest, at the Partnership’s election, at the lesser of: (i) the LIBOR Rate, as defined in the Credit Agreement, plus an applicable margin of 3.25% to 4.25%; or (ii) the Base Rate, as defined in the Credit Agreement plus an applicable margin of 2.25% to 3.25%, in each case, based on the Consolidated Total Leverage Ratio, as defined in the Credit Agreement.

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

As of September 30, 2016, we had outstanding borrowings under the Credit Agreement of $173.5 million. For the three and nine months periods ended September 30, 2016 interest expense associated with the Credit Agreement was $3.3 million and $8.4 million. For the three months ended September 30, 2015 interest expense associated with the credit agreement was $1.8 million. For the period March 1, 2015 to September 30, 2015 interest expense associated with the Credit Agreement was $4.1 million. We had net deferred loan costs of $1.6 million and $3.3 million as of September 30, 2016 and December 31, 2015 in connection with the Credit Agreement. These financing costs were classified within long-term debt, net of deferred borrowing costs in the condensed consolidated balance sheets and will be amortized to interest expense and related charges over the maturity period of the Credit Agreement.

As part of the AES Agreement discussed in Note 1, on April 1, 2016, the proceeds from the $15.0 million letter of credit were applied to pay down debt under our Credit Agreement.

Proceeds of $41.0 million from the Sale Agreement discussed in Note 1, on August 4, 2016, were used to pay down debt under our Credit Agreement.

Amendments to the Credit Agreement

As a result of the decline in commodity prices and associated decline in upstream oil and gas drilling activity, we experienced a decline in the growth in volume of natural gas we gather and process for our customers. These collective events affected our operating results adversely and resulted in the need to amend our Credit Agreement.

We have entered into several amendments to the credit facility which have, among other things,: i) waived certain covenants of default for specific periods of time; (ii) reduced the borrowing capacity under the Credit Agreement; (iii) restricted the amount of capital expenditures the Partnership may make; and (iv) required the Partnership to submit plans to sell assets of the Partnership and plans to raise capital.

Please see Note 1 “Going Concern Uncertainty” and “Amendments to Credit Agreement” for further discussion of these amendments to our Credit Agreement.

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

9.  SEGMENT INFORMATION

As of September 30, 2016, the Partnership had two operating segments gathering and processing and logistics. These segments were identified based on the differing products and services, regulatory environment, and expertise required for their respective operations. The Partnership's CODM is the Chief Executive Officer of our General Partner.

As a result of the terms of the AES Agreement all of the contracts with our logistics segment were terminated. During the second quarter of 2016, we evaluated our logistics segment. This evaluation resulted in focusing our operations around our Wildcat crude oil transloading facility located in Carbon County, Utah. We moved our transloading equipment from our Wyoming and New Mexico facilities to our Wildcat facility to concentrate our efforts to acquire new business in this region. During the third quarter of 2016, the Partnership added one customer for its logistics segment.    Based on relevant accounting guidance, we have determined that the logistics business remains a viable segment for the third quarter of 2016. We will continue to evaluate our logistics segment on an ongoing basis to determine its viability as an operating segment.

The financial information for our operating segments has been presented for the three and nine months ended September 30, 2016 and 2015 and as of September 30, 2016 and December 31, 2015.

The following table presents financial information by segment for the three months ended September 30, 2016:

	Gathering &		Corporate and	Azure Midstream
In thousands	Processing	Logistics	Consolidation	Partners, LP
Total operating revenues	$29,433	$70	$—	$29,503
Cost of natural gas and NGL's	4,312	—	—	4,312
Gross margin	25,121	70	—	25,191
Operation and maintenance	2,780	478	—	3,258
General and administrative	—	—	4,916	4,916
Depreciation and amortization expense	3,336	30	22	3,388
Operating income (loss)	19,005	(438)	(4,938)	13,629
Interest expense	—	—	3,979	3,979
Gain on sale of assets	(4,752)	—	—	(4,752)
Other income, net	(92)	—	(52)	(144)
Net income (loss) before income tax expense	23,849	(438)	(8,865)	14,546
Income tax expense	3	—	179	182
Net income (loss)	$23,846	$(438)	$(9,044)	$14,364

The following table presents financial information by segment for the nine months ended September 30, 2016:

	Gathering &		Corporate and	Azure Midstream
In thousands	Processing	Logistics	Consolidation	Partners, LP
Total operating revenues	$52,952	$70	$—	$53,022
Cost of natural gas and NGL's	11,612	—	—	11,612
Gross margin	41,340	70	—	41,410
Operation and maintenance	9,878	1,808	—	11,686
General and administrative	—	—	11,676	11,676
Depreciation and amortization expense	11,196	88	1,692	12,976
Impairments	78,264	29,213	—	107,477
Operating loss	(57,998)	(31,039)	(13,368)	(102,405)
Interest expense	—	—	10,133	10,133
Gain on sale of assets	(4,752)	—	—	(4,752)
Other (income) expense, net	(70)	—	7	(63)
Net loss before income tax expense	(53,176)	(31,039)	(23,508)	(107,723)
Income tax expense (benefit)	33	—	(158)	(125)
Net loss	$(53,209)	$(31,039)	$(23,350)	$(107,598)

The following table presents financial information by segment for the three months ended September 30, 2015:

	Gathering &		Corporate and	Azure Midstream
In thousands	Processing	Logistics	Consolidation	Partners, LP
Total operating revenues	$16,996	$4,202	$—	$21,198
Cost of natural gas and NGL's	5,130	—	—	5,130
Gross margin	11,866	4,202	—	16,068
Operation and maintenance	4,272	760	—	5,032
General and administrative	—	—	3,561	3,561
Depreciation and amortization expense	4,251	1,650	13	5,914
Impairments	122,982	92,776	—	215,758
Operating loss	(119,639)	(90,984)	(3,574)	(214,197)
Interest expense	—	—	1,973	1,973
Other (income) expense, net	10	—	(15)	(5)
Net loss before income tax expense	(119,649)	(90,984)	(5,532)	(216,165)
Income tax expense	—	—	269	269
Net loss	$(119,649)	$(90,984)	$(5,801)	$(216,434)

The following table presents financial information by segment for the nine months ended September 30, 2015:

	Gathering &		Corporate and	Azure Midstream
In thousands	Processing	Logistics	Consolidation	Partners, LP
Total operating revenues	$51,465	$9,785	$—	$61,250
Cost of natural gas and NGL's	14,927	—	—	14,927
Gross margin	36,538	9,785	—	46,323
Operation and maintenance	13,709	1,758	—	15,467
General and administrative	—	—	10,809	10,809
Depreciation and amortization expense	11,102	3,864	26	14,992
Impairments	122,982	92,776	—	215,758
Operating loss	(111,255)	(88,613)	(10,835)	(210,703)
Interest expense	—	—	8,671	8,671
Other (income) expense, net	1,690	—	(15)	1,675
Net loss before income tax expense	(112,945)	(88,613)	(19,491)	(221,049)
Income tax expense	—	—	768	768
Net loss	$(112,945)	$(88,613)	$(20,259)	$(221,817)

The following table presents financial information by segment as of September 30, 2016:

	Gathering &		Corporate and	Azure Midstream
In thousands	Processing	Logistics	Consolidation	Partners, LP
Assets:
Current assets	$4,942	$73	$12,001	$17,016
Property, plant and equipment, net	356,960	912	$361	358,233
Other assets	—	—	282	282
Total Assets	$361,902	$985	$12,644	$375,531
Liabilities and Partners’ Capital
Total current liabilities	$5,435	$55	$172,945	$178,435
Total long-term liabilities	—	—	946	946
Total Liabilities	5,435	55	173,891	179,381
Partners’ Capital	356,467	930	(161,247)	196,150
Total Liabilities and Partners’ Capital	$361,902	$985	$12,644	$375,531

The following table presents financial information by segment as of December 31, 2015:

	Gathering &		Corporate and	Azure Midstream
In thousands	Processing	Logistics	Consolidation	Partners, LP
Assets:
Current assets	$6,489	$1,565	$10,831	$18,885
Property, plant and equipment, net	483,763	993	$399	485,155
Intangible assets, net	—	59,583	—	59,583
Other assets (1)	—	—	341	341
Total Assets	$490,252	$62,141	$11,571	$563,964
Liabilities and Partners’ Capital
Total current liabilities	$3,691	$54	$2,569	$6,314
Total long-term liabilities (1)	11,625	—	229,578	241,203
Total Liabilities	15,316	54	232,147	247,517
Partners’ Capital	474,936	62,087	(220,576)	316,447
Total Liabilities and Partners’ Capital	$490,252	$62,141	$11,571	$563,964

_____________________________

(1) Includes reclassification of deferred loan costs of $3.3 million from other assets to total long-term liabilities.

10. COMMITMENTS AND CONTINGENCIES

Pursuant to the Contribution Agreement, the Partnership entered into a Gas Gathering Agreement with TGG agreeing to provide services to TGG on a priority basis for quantities of gas designated by TGG.  Azure has guaranteed TGG’s obligations under the Gas Gathering Agreement.  For the three and nine months periods ended September 30, 2016, TGG paid the Partnership $0.4 million and $1.1 million.

From time to time, the Partnership may be involved in legal, tax, regulatory and other proceedings in the ordinary course of business. Management does not believe that the Partnership is a party to any litigation that will have a material impact on its financial condition or results of operations.

The Partnership and its subsidiaries are guarantors of the Credit Agreement as of September 30, 2016 (See Note 8).

The Partnership leases compression and treating equipment and these leases are accounted for as operating leases. Total rent expense for operating leases, including those with terms of less than one year, was $0.2 million and $0.6 million for the three and nine months periods ended September 30, 2016 and $0.4 million and $2.1 million for the three and nine months periods ended September 30, 2015.

The following table summarizes our future minimum lease commitments:

In thousands	2016	2017	2018	2019	2020	Thereafter	Total
Operating lease agreements (1)	$149	$399	$290	$274	$274	$1,017	$2,403

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

Revenues and cost of natural gas and NGLs

The Partnership gathering and processing segment sells natural gas to its affiliates throughout the course of business.  For the three and nine months periods ended September 30, 2016, affiliate natural gas sales were $0.7 million and $2.0 million. For the three months ended September 30, 2015, affiliate natural gas sales resulted in a gas imbalance owed to our customers of $50,000. For the nine months ended September 30, 2015, affiliate natural gas sales were $0.7 million.

Due to the termination of our contracts with AES, per the terms of the AES Agreement, we incurred no affiliate related cost of natural gas and NGLs sold for the three and nine months periods ended September 30, 2016. For the three and nine months periods ended September 30, 2015, the Partnership’s results of operations included the related cost of natural gas and NGLs sold in the amount of $1.4 million and $3.3 million.  All of these costs were attributable to AES.

The Partnership provides gathering, transportation, and processing services to its affiliates.  The Partnership’s gathering and processing segment provided gathering, transportation, and processing services to its other affiliates in the amount of $0.3 million and $1.0 million for the three and nine months periods ended September 30, 2016 and $0.3 million and $0.4 million for the three and nine months periods ended September 30, 2015.

The Partnership had a fee-based commercial agreement with AES, requiring a minimum monthly volume commitment of 80 MMcf/d.  This agreement, which was terminated in the first quarter of 2016, contributed to gathering, processing, transloading, and other fee revenue of $4.0 million for the three months ended September 30, 2015 and $10.1 million for the period March 1, 2015 to September 30, 2015.

Also included in gathering, processing, transloading and other fee revenue are transloading services provided to AES.  These services accounted for $4.2 million in revenue for the three months ended September 30, 2015 and $9.8 million in revenue for the period March 1, 2015 to September 30, 2015.

See Note 1 “Associated Energy Services (“AES”) Contract Terminations” for more information on the termination of our affiliate contracts with AES.

Accounts receivable from and accounts payable to affiliates

The Partnership had receivables due from these affiliates in the amount of $0.5 million and $5.1 million at September 30, 2016 and December 31, 2015. Receivables due from affiliates at September 30, 2016 related to the Partnership’s fee-based gathering and processing agreements and payroll related expenses due from Azure of $0.2 million. Receivables due from affiliates at December 31, 2015 related to the Partnership's fee-based transloading services agreement with AES and payroll related expenses due from Azure of $2.2 million. We had no payables due to affiliates at September 30, 2016 and $0.1 million at December 31, 2015.  Payables to affiliates primarily related to settlements under the Partnership's gathering and processing agreements and reimbursement to an affiliate of NuDevco for certain general and administrative and operating costs under the Existing Omnibus Agreement with NuDevco.

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

Expenses under the New Omnibus Agreement, which are included within general and administrative expenses within the condensed consolidated statements of operations, were $0.9 million and $3.3 million for the three and nine months periods ended September 30, 2016, $1.1 million for the three months ended September 30, 2015 and $2.6 million for the period March 1, 2015 to September 30, 2015. These expenses are reimbursed by the Partnership to Azure and its affiliates. In addition, Azure and its affiliates plan to allocate certain overhead costs associated with general and administrative services, including facilities, information services, human resources and other support departments to the Partnership. Where costs incurred on the Partnership’s behalf could not be determined by specific identification, the costs were primarily allocated to the Partnership based on percentage of departmental usage, wages or headcount. The Partnership believes these allocations are a reasonable reflection of the utilization of services provided. However, the allocations may not fully reflect the expenses that would have been incurred had the Partnership been a stand-alone company during the periods presented.

Substantially all of the Partnership’s senior management are employed by Azure. As a result, Azure's consolidated general and administrative expenses have been allocated to the Azure System for the period from

November 15, 2013 up to the Transaction Date. The allocated general and administrative expenses from Azure were $1.7 million for the period January 1, 2015 to March 1, 2015. The allocated general and administrative expenses from the Azure ETG System were $0.6 million for the period March 1, 2015 to June 30, 2015. This allocation represents Azure’s best estimate of the general and administrative expenses incurred on behalf of the Azure System and was determined after consideration of multiple operating metrics, including dedicated operating personnel, pipeline mileage and system throughput as a percentage of each total consolidated Azure’s operating metric. Management believes these allocations reasonably reflect the utilization of services provided and benefits received. The allocated costs are included within general and administrative expense in the condensed consolidated statements of operations. See Note 8 for further discussion of the long-term debt and interest expense allocated to the Azure System.

.

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

The acquisition of our General Partner by Azure resulted in a Change in Control Event, as defined in the LTIP, for the holders of our phantom units, and, as a result, all of the outstanding phantom units immediately vested as of the date of the Change in Control Event. As a result of the vesting of the phantom units, the Partnership immediately recognized compensation expense of $4.2 million and issued 196,108 common units. The Partnership was also required to make a cash payment of $1.9 million associated with the withholding taxes on these units and a cash payment of $0.2 million related to the distribution equivalent rights associated with these phantom units. The compensation expense has not been reflected within the Partnership's condensed consolidated financial statements for the period from March 1, 2015 to September 30, 2015, but rather have been considered an expense incurred immediately prior to the Transactions and therefore is reflected within the Partnership's operating results prior to the business combination. The liability associated with the withholding tax and distribution equivalent rights payments were included within the liabilities assumed by the Partnership as part of the business combination.

On July 9, 2015, the Partnership awarded 379,544 phantom units under the LTIP to certain named executive officers and employees of the General Partner. Each phantom unit is the economic equivalent of one common unit of the Partnership and entitles the grantee to receive one common unit or an amount of cash equal to the fair market value of a common unit upon the vesting of the phantom unit. The phantom units vest in three equal annual installments the first of which vested on July 1, 2016. In addition, the Partnership awarded 3,522 common units under the LTIP, to an employee of the General Partner, which vested immediately upon issuance.

On January 27, 2016, the Partnership awarded an additional 153,500 phantom units under the LTIP to executive officers and certain employees of the General Partner.  The phantom units vested in a single installment which took place on July 18, 2016.

The following table summarizes information regarding awards of phantom units granted under the LTIP as of September 30, 2016:

		Weighted Average
		Grant-Date
	Number of Units	Fair Value
Total unvested phantom units at December 31, 2015	367,491	$13.06
Granted	153,500	$2.50
Vested	(252,018)	$7.34
Forfeited	(91,904)	$11.11
Total unvested phantom units at September 30, 2016	177,069	$13.06

As of September 30, 2016, the unrecognized unit-based compensation expense related to the LTIP was $1.8 million.  Incremental unit-based compensation will be recorded in operating expense and general and administrative expense accordingly over the weighted average period of 1.7 years. Our policy for estimating the weighted average annual forfeiture rate is based on historical forfeitures since the inception of the LTIP.

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

The Partnership had a non-current deferred tax liability of $0.9 million and $1.1 million as of September 30, 2016 and December 31, 2015 that relates primarily to differences between the book basis of property, plant and equipment and their tax basis, as well as the timing of recognition of deferred revenue.  The Partnership incurred income tax expense for the three months ended September 30, 2016 of $0.2 million.  The associated deferred income tax benefit of $0.1 million recorded for the nine months ended September 30, 2016, was a result of a smaller book to tax difference resulting from impairments recorded in the first quarter of 2016. There was no current income tax expense for the three and nine months periods ended September 30, 2016.

The Partnership did not have any uncertain tax positions as of September 30, 2016.

14. SUPPLEMENTAL CASH FLOW INFORMATION

The following table summarizes certain supplemental cash flow information for each period:

	Nine Months Ended September 30,
In thousands	2016	2015
Supplemental disclosures:
Cash paid for interest	$8,385	$7,294
Cash paid for income taxes	$39	$225

Supplemental non-cash investing and financing activities:
Elimination of intangible assets per the assignment of common and subordinated units and IDR Units from NuDevco to the Partnership	$28,745	$—
Recording of treasury units per the assignment of common and subordinated units and IDR Units from NuDevco to the Partnership	$(13,745)	$—
Parent company net contribution associated with the Legacy System	$—	$2,754
Parent company net contribution associated with the ETG System	$—	$2,278
Deemed contribution associated with the Contribution Agreement	$—	$50,219
Deemed contribution associated with the Transactions	$—	$126,481

15. SUBSEQUENT EVENTS

On October 28, 2016, the Partnership entered into a limited duration waiver agreement to the Credit Agreement   extending the waiver of certain covenant defaults until November 30, 2016.

Declining commodity prices throughout 2015 and continuing in 2016, have adversely affected the Partnership’s ability to comply with the financial covenants included in the Credit Agreement with the Lenders. On September 27, 2016, the Partnership entered into a limited duration waiver agreement to the Credit Agreement, which waived certain covenant defaults until October 28, 2016.

Terms of the limited duration waiver agreement executed October 28, 2016 include:

•	extended the waiver of certain covenant defaults until November 30, 2016:
•	borrowing capacity remained unchanged from prior limited duration waiver Agreement at $173.7 million; and
•

No later than November 15, 2016, the Partnership will set up a data room containing all information reasonably anticipated to be required by potential purchasers to conduct an evaluation of a capital raise involving the Partnership’s equity and the marketing and sale of all of the Partnership’s and its subsidiaries’ assets.

In October 2016, we identified a triggering event impacting the fair value of our Legacy System long-lived assets. The triggering event will result in the Partnership completing a detailed analysis comparing the fair value to the carrying value, and determining if the fair value is below the carrying value.  This could result in an impairment during the fourth quarter of 2016.

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

Recent Developments

Disposition of Assets

On August 4, 2016, our wholly-owned subsidiary Marlin Midstream, LLC (“Marlin Midstream”) entered into an Asset Purchase and Sale Agreement (the “Sale Agreement”) with a subsidiary of Align Midstream Partners, LP (“Align”).  Pursuant to the Sale Agreement, we sold our 100 MMcf/d Panola I processing plant and our Murvaul pipeline to Align.  The Murvaul pipeline consists of approximately 51.1 miles of 4.5” to 12.75” OD steel pipelines, related compression and gathering facilities and associated tracts of real property, surface leases, easements and rights-of-way located in Panola and Rusk Counties, Texas.  The purchase price was $44.9 million in cash, less certain agreed-upon adjustments in respect of ad valorem taxes on the assets sold. We recorded a gain of $4.8 million on the sale of these assets, which is classified within gain on sale of assets in the condensed consolidated statements of operations. Proceeds of $41.0 million from the Sale Agreement were used to pay down debt under our senior secured revolving credit facility (the "Credit Agreement"). The Sale Agreement contained customary representations, warranties and indemnification provisions.

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

Going Concern Uncertainty

The decline in commodity prices throughout 2015 and continuing in 2016, has adversely affected the Partnership’s liquidity outlook. The decline in commodity prices has affected a number of companies in the oil and natural gas industries, including our customers.  Lower commodity prices have caused a significant reduction in drilling, completing and connecting new wells, which has caused a reduction in our forecasted volumes.  These lower volumes have negatively impacted our operating cash flows.  The downturn in the market has also effected the Partnership’s ability to access the capital markets, which could have allowed the Partnership to facilitate growth or reduce debt.

As a result of these and other factors the Partnership’s inability to comply with financial covenants and ratios in its Credit Agreement has adversely impacted the Partnership’s ability to continue as a going concern. Absent a waiver or amendment, failure to meet these covenants and ratios would have resulted in a default and, to the extent Wells Fargo Bank, National Association, as administrative agent and other lenders (collectively “the Lenders”) so elect, an acceleration of the existing indebtedness, causing such debt of approximately $173.5 million to be immediately due and payable. Based upon our current estimates and expectations for commodity prices in 2016, we do not expect to remain in compliance with all of the restrictive covenants contained in our Credit Agreement throughout 2016 unless those requirements are waived or amended. If we fall out of compliance with the covenants set forth in our Credit Agreement and are unable to reach an agreement with our banks, find acceptable alternative financing or complete asset sales, the Lenders could accelerate the outstanding indebtedness, which would make it immediately due and payable. The Partnership does not currently have adequate liquidity to repay all of its outstanding debt in full if such debt were accelerated.

The report of the Partnership’s independent registered public accounting firm that accompanies its 2015 audited consolidated financial statements contains an explanatory paragraph regarding the substantial doubt about the Partnership’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty. The Partnership’s Credit Agreement contains the requirement to deliver audited consolidated financial statements without a going concern or like qualification or exception. Consequently, the Partnership would have been in default under the Credit Agreement. Had we been unable to obtain a waiver or other suitable relief from the Lenders under the Credit Agreement prior to the expiration of the 30 day grace period, an Event of Default (as defined in the Credit Agreement) could have resulted in the acceleration of the outstanding indebtedness, which would have made it immediately due and payable. On March 29, 2016, the Partnership entered into the third amendment to the Credit Agreement (“Third Amendment”), which waived the event of default described above and certain other events of default until June 30, 2016. Subsequently, the Partnership has entered into other amendments to the Credit Agreement (as defined below), which extended the waiver of certain other events of default. See Note 3 to the notes to condensed consolidated financial statements for further information regarding our ability to continue as a going concern.

Amendments to Credit Agreement

Since June 30, 2016, the Partnership has entered into four limited duration waiver agreements and two amendments to the Credit Agreement which have, among other things, i) waived certain covenants of default for specific periods of time; (ii) reduced the borrowing capacity under the Credit Agreement to $173.7 million; (iii) future repayments or reductions to the outstanding balance on the Credit Agreement will reduce the borrowing capacity by an equal amount of the repayment or reduction; (iv) restricted the amount of capital expenditures the Partnership may make; and (v) required the Partnership to submit plans to sell assets of the Partnership and plans to raise capital.  Fees associated with the limited duration waiver agreements and amendments to the Credit Agreement for the three and nine months ended September 30, 2016 were $0.7 million and $1.5 million.

On October 28, 2016, the Partnership entered into a limited duration waiver agreement to the Credit Agreement   extending the waiver of certain covenant defaults until November 30, 2016.

Based upon our current estimates and expectations for commodity prices in 2016, we do not expect to remain in compliance with all of the restrictive covenants contained in the Credit Agreement throughout 2016 unless those requirements are waived or amended. The Partnership does not currently have adequate liquidity to repay all of its outstanding debt in full if such debt were accelerated.

Deferred Revenue Recognition

The ETG System has a natural gas gathering agreement with a customer that provides for a minimum revenue commitment (“MRC”). During the third quarter of 2016, based on facts known, it was determined that all of the revenue recognition criteria related to the revenues which had been previously deferred under this contract had been met.  Accordingly, we recognized the entire previously deferred balance of $18.5 million as revenue in the accompanying condensed consolidated statements of operations upon the determination that based on current facts the likelihood that our customer would be able to generate revenues in excess of its future MRC as an offset to future gathering fees is remote.

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

Suspension of Distribution

As a result of covenant restrictions contained in our Credit Agreement, the board of directors of the General Partner of the Partnership and management have continued the suspension of distributions for the quarterly period ended September 30, 2016. The board of directors will continue to evaluate the Partnership’s ability to reinstate the distribution, although reinstatement of distributions is not expected in the near term absent substantial improvement in our operating performance and compliance with the terms of our Credit Agreement.

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

Ownership

As of September 30, 2016, Azure owned and controlled 100% of the General Partner through its ownership of: (i) 429,365 general partner units representing 3.7% general partner interest; (ii) 255,319 common units, representing 2.3% of our outstanding limited partner interests; and (iii) 100% of our outstanding IDR Units, as defined below. As of September 30, 2016, the public owned 11,029,022 of our common units, representing 97.7% of our outstanding limited partner interest. Azure, through its ownership of our General Partner, controls us and is responsible for managing our business and operations.

Basis of Presentation

The following financial information gives effect to the business combination,  the Transactions and the Contribution Agreement discussed above.

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

OUR ASSETS

Gathering and Processing

Our gathering and processing midstream natural gas assets include: (i) one natural gas processing facility located in Panola County, Texas with an approximate design capacity of 125 MMcf/d; (ii) one idle natural gas processing facility located in Tyler County, Texas with an approximate design capacity of 80 MMcf/d; (iii) our Legacy System high-

and low-pressure gathering lines that currently serve approximately 100,000 dedicated acres and have access to seven major downstream markets, our Panola County processing plant and three third-party processing plants; (iv) our ETG System high-and-low pressure gathering lines that currently serve approximately 336,000 gross dedicated acres, and has two owned treating plants, 5 MMcf/d of processing capacity and four interconnections with major interstate pipelines providing 1.75 Bcf per day of access to downstream markets and the ETG System’s Fairway processing plant is designed to extract NGL content from natural gas averaging 3.2 GPM for liquids processing; and (v) two NGL transportation pipelines with an approximate design capacity of 20,000 Bbls/d that connect our Panola County and Tyler County processing facilities to third party NGL pipelines.

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

In connection with the AES Agreement, the Partnership no longer has MVC contracts with AES for our current gathering and processing operations effective January 1, 2016.  AES was the sole customer for our logistics segment, and as such, we recorded no logistics revenues for the first three quarters of 2016.

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

Revenues

The revenues generated by the Partnership consist of the revenues from the gathering and processing segment assets, including the Azure System, and the logistics segment subsequent to the Transaction Date. The historical revenues included within the Partnership's financial statements prior to the Transaction Date are comprised of the Azure System. The Azure System’s primary revenue-producing activities are the sales of natural gas and NGLs and the sale of condensate liquids. The Azure System also earns gathering services and other fee-based revenues from the gathering, compression and treating of natural gas. The Partnership's revenues are primarily derived from natural gas processing and fees earned from its gathering and processing operations. In addition, there was no transloading revenue recorded in the first three quarters of 2016 as a result of the AES contract terminations. Therefore, our ongoing operating results subsequent to the Transaction Date, will not be comparable with the historical revenues of the Azure System.

Operation and Maintenance

The operation and maintenance expenses incurred by the Partnership consist of the expenses from the gathering and processing assets and the Azure System subsequent to the Transaction Date.  The historical operation and maintenance expenses included within the Partnership’s financial statements prior to the Transaction Date are comprised of the Azure System.  The operation and maintenance expense reported prior to the Transactions Date is not indicative of operation and maintenance expense incurred subsequent to the Transactions Date due to synergies in staffing, use of equipment and utilization of chemicals, which has resulted in a decrease in operations and maintenance expenses when comparing the nine months ended September 30, 2016 to the corresponding period in the previous fiscal year.

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

Financing

In connection with the Transactions, the Partnership entered into the Credit Agreement with the Lenders. The Credit Agreement has a maturity date of February 27, 2018 and up to $173.7 million in commitments subsequent to the Fifth Amendment. As a result, the Partnership's long-term debt and related charges are not comparable to the Azure System’s historical long-term debt and related charges. We expect ongoing sources of liquidity to include cash generated from operations.

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

We must continually obtain new supplies of natural gas and crude oil to maintain or increase the throughput volume on our systems and our transloading facilities. Our ability to maintain or increase existing throughput volumes and obtain new supplies of natural gas and crude oil is impacted by:

•	active and successful drilling activity within our dedicated acreage and areas of operations;

•	the level of work-overs and recompletions of wells on existing pad sites to which our gathering systems and transloading facilities are connected;

•	the number of new pad sites in our dedicated acreage awaiting lateral connections;

•	our ability to compete for volumes from successful new wells in the areas in which we operate outside of our existing dedicated acreage;

•	our ability to utilize the remaining uncommitted capacity on, or add additional capacity to, our gathering and processing systems and our transloading facilities;

•	our ability to gather natural gas and crude oil volumes that have been released from commitments with our competitors; and

•	our ability to acquire or develop new systems with associated volumes and contracts.

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

The following table presents a reconciliation of the GAAP financial measure of net loss to the non-GAAP financial measure of Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
In thousands	September 30. 2016	September 30. 2015	September 30, 2016	September 30. 2015
Net income (loss)	$14,364	$(216,434)	$(107,598)	$(221,817)
Add (Deduct):
Interest expense	3,979	1,973	10,133	8,671
Income tax expense (benefit)	182	269	(125)	768
Depreciation and amortization expense	3,388	5,914	12,976	14,992
Non-cash equity based compensation	304	432	1,046	432
Impairments	—	215,758	107,477	215,758
Gain on sale of assets	(4,752)	—	(4,752)	—
Deferred revenue (1)	(18,520)	—	(18,520)	—
Other adjustments (2)	2,429	851	4,655	5,328
Adjusted EBITDA (3)	$1,374	$8,763	$5,292	$24,132

(1)	Includes recognition of revenue that was previously deferred in connection with a minimum revenue commitment (“MRC”).
(2)

Other adjustments is comprised of non-recurring and non-cash items, including: (i) non-recurring expenses associated with the Transactions; (ii) severance payments; (iii) retention bonuses; (iv) transaction expenses related to the Sale Agreement; (v) debt issuance costs; and (vi) non-cash volumetric natural gas imbalance adjustments.

(3)

In previous filings on Form 10-Q and Form 10-K the Partnership has included deferred revenue associated with MRC and several MVC agreements. Based on recent accounting guidance regarding non-GAAP financial measures, we have removed such items from our calculation of Adjusted EBITDA.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

The following table presents selected financial data for each of the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
In thousands, except operating data	2016	2015	Change
Operating Revenues:
Natural gas, NGLs and condensate revenue	$5,425	$5,627	$(202)
Gathering, processing, transloading and other fee revenue	24,078	15,571	8,507
Total operating revenues	29,503	21,198	8,305
Operating Expenses:
Cost of natural gas and NGLs	4,312	5,130	(818)
Operation and maintenance	3,258	5,032	(1,774)
General and administrative	4,916	3,561	1,355
Depreciation and amortization	3,388	5,914	(2,526)
Impairments	—	215,758	(215,758)
Total operating expenses	15,874	235,395	(219,521)
Operating income (loss)	13,629	(214,197)	227,826
Interest expense	3,979	1,973	2,006
Gain on sale of assets	(4,752)	—	(4,752)
Other income, net	(144)	(5)	(139)
Net income (loss) before income tax expense	14,546	(216,165)	230,711
Income tax expense	182	269	(87)
Net income (loss)	$14,364	$(216,434)	$230,798

Key performance metric:
Adjusted EBITDA (1)	$1,374	$8,763
Operating data:
Average throughput volumes of natural gas (MMcf/d)	235	275
Average volume of processed gas (MMcf/d)	65	121
Transloading Volumes (Bbls/d) (2)	—	22,458

(1)

Adjusted EBITDA is not a financial measure presented in accordance with GAAP. For a reconciliation of Adjusted EBITDA to its most directly comparable financial measure calculated and presented in accordance with GAAP, please see — “How We Evaluate Our Operations.”

(2)	Primarily MVC volumes.

Revenues

Natural gas, NGLs and condensate revenue decreased by $0.2 million to $5.4 million for the three months ended September 30, 2016, as compared to $5.6 million for the three months ended September 30, 2015. This decrease was primarily attributed to the Legacy System, which decreased $1.1 million as a result of declines in commodity prices and lower volumes. The decrease in natural gas, NGLs and condensate revenue was partially offset by an increase of $0.9 million in revenue attributed to the Partnership's historical midstream assets.

Gathering, processing, transloading and other fee revenue increased by $8.5 million to $24.1 million for the three months ended September 30, 2016, as compared to $15.6 million for the three months ended September 30, 2015. This increase was attributable to the Azure System which increased $17.0 million primarily related to the recognition of $18.5 million of MRC in the three months ended September 30, 2016. This increase was partially offset by the Partnership's historical midstream assets, which recognized revenue of $1.6 million for the three months ended

September 30, 2016 as compared to $10.0 million for the three months ended September 30, 2015. This decrease reflects $0.1 million of transloading and heating revenue during the three months ended September 30, 2016 as compared to transloading revenue of $4.2 million and MVC’s of $4.0 million for the three months ended September 30, 2015 due to the AES contract terminations.

Cost of Natural Gas and NGLs

Cost of natural gas and NGLs decreased by $0.8 million to $4.3 million for the three months ended September 30, 2016, as compared to $5.1 million for the three months ended September 30, 2015. This decrease was primarily attributed to the Legacy System, which decreased $0.7 million while the ETG System decreased $0.1 million as a result of lower commodity prices and volumes purchased, which directly correlates to the decrease in natural gas, NGLs and condensate revenue for the period.

Operation and Maintenance Expense

Operation and maintenance expense decreased by $1.8 million to $3.2 million for the three months ended September 30, 2016, as compared to $5.0 million for the three months ended September 30, 2015. This decrease reflects a $1.0 million decrease in the Partnership’s historical midstream assets as a result of lower compression rental, asset integrity management and repairs and maintenance expenses.  In addition, we experienced decreases in operation and maintenance expense of $0.8 million related the Legacy System and ETG System.

General and Administrative Expense

General and administrative expense increased by $1.3 million to $4.9 million for the three months ended September 30, 2016, as compared to $3.6 million for the three months ended September 30, 2015. This increase was related to: (i) $1.0 million of costs related to our amendments to the Credit Agreement; (ii) $0.5 million for transactional advisory services; (iii) $0.2 million increase related to employee retention bonuses; (iv) $0.1 million increase in insurance expense primarily related to D&O insurance; and (v) $0.1 million increase in accounting and other professional fees; partially offset by (vi)  $0.3 million decrease in personnel costs primarily salaries expense; (vii) $0.1 million decrease in legal fees; (viii) $0.1 million of lower unit based compensation expense in connection with the LTIP; and (ix) $0.1 million decrease in computer licenses, subscriptions and maintenance expense.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $2.5 million to $3.4 million for the three months ended September 30, 2016, as compared to $5.9 million for the three months ended September 30, 2015. This decrease was primarily the result of a $1.6 million decrease in amortization expense related to the elimination of intangible assets in connection with the AES Agreement. In addition, the Partnership experienced a decrease in depreciation expense of $0.9 million related to: (i) lower asset balances primarily related to an impairment of $78.3 million to adjust the processing assets to their net realizable value in the first quarter of 2016; and (ii) the sale of our 100 MMcf/d Panola processing plant and our Murvaul pipeline to Align. See Recent Developments — “Disposition of Assets”.

Impairments

In September 2015, impairments resulted from the full write-off of $215.8 million of goodwill.

During the third quarter of 2015, as part of our annual assessment of goodwill, and in light of the continued deterioration of energy related commodity prices and an extended decline in the Partnership’s unit price, we engaged a third-party valuation firm to perform a goodwill impairment analysis. The Partnership determined that the carrying amount of goodwill attributable to the Marlin Midstream assets was fully impaired as a result of the significant declines in natural gas and NGL prices affecting future volumes.

Interest Expense

Interest expense increased by $2.0 million to $4.0 million for the three months ended September 30, 2016, as compared to $2.0 million for the three months ended September 30, 2015.

Interest expense increased $1.5 million due to interest expense calculated on an average debt balance of $187.2 million at an average rate of 6.7% for the three months ended September 30, 2016, versus interest calculated on an average debt balance of $198.1 million at an average interest rate of 3.4% for the three months ended September 30, 2015 related to the Credit Agreement. Deferred financing cost amortization increased $0.5 million, of which $0.3 million was a write off related to a $41.0 million payment on the Credit Agreement.

Gain on Sale of Assets

On August 4, 2016, we sold our 100 MMcf/d Panola I processing plant and our Murvaul pipeline to Align.  The purchase price was $44.9 million in cash, less certain agreed-upon adjustments in respect of ad valorem taxes on the assets sold. We recorded a gain of $4.8 million on the sale of these assets. Proceeds of $41.0 million from the Sale Agreement were used to pay down debt under the Credit Agreement. See Recent Developments — “Disposition of Assets”.

Income Tax Expense

Income tax expense decreased by $0.1 million to $0.2 million for the three months ended September 30, 2016, as compared to $0.3 million for the three months ended September 30, 2015. The decrease in tax expense results from a decrease in the book to tax difference as a result of impairments recorded in the first quarter of 2016.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30 2015

The following table presents selected financial data for each of the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
In thousands, except operating data	2016	2015	Change
Operating Revenues:
Natural gas, NGLs and condensate revenue	$14,558	$17,653	(3,095)
Gathering, processing, transloading and other fee revenue	38,464	43,597	(5,133)
Total operating revenues	53,022	61,250	(8,228)
Operating Expenses:
Cost of natural gas and NGLs	11,612	14,927	(3,315)
Operation and maintenance	11,686	15,467	(3,781)
General and administrative	11,676	10,809	867
Depreciation and amortization	12,976	14,992	(2,016)
Impairments	107,477	215,758	(108,281)
Total operating expenses	155,427	271,953	(116,526)
Operating loss	(102,405)	(210,703)	108,298
Interest expense	10,133	8,671	1,462
Gain on sale of assets	(4,752)	—	(4,752)
Other (income) expense, net	(63)	1,675	(1,738)
Net loss before income tax expense	(107,723)	(221,049)	113,326
Income tax expense (benefit)	(125)	768	(893)
Net loss	$(107,598)	$(221,817)	$114,219

Key performance metric:
Adjusted EBITDA (1)	$5,292	$24,132
Operating data:
Average throughput volumes of natural gas (MMcf/d)	247	219
Average volume of processed gas (MMcf/d)	64	163
Transloading Volumes (Bbls/d) (2)	—	22,497

(1)

Adjusted EBITDA is not a financial measure presented in accordance with GAAP. For a reconciliation of Adjusted EBITDA to its most directly comparable financial measure calculated and presented in accordance with GAAP, please see - “How We Evaluate Our Operations.”

(2)	Primarily MVC volumes.

Revenues

Natural gas, NGLs and condensate revenue decreased by $3.1 million to $14.6 million for the nine months ended September 30, 2016, as compared to $17.7 million for the nine months ended September 30, 2015. This decrease was primarily attributed to the Legacy System, which decreased $4.9 million and the ETG System, which decreased $0.9 million as a result of declines in commodity prices and lower volumes. The decrease in natural gas, NGLs and condensate revenue was partially offset by an increase of $2.7 million in revenue attributed to the Partnership's historical midstream assets.

Gathering, processing, transloading and other fee revenue decreased by $5.1 million to $38.5 million for the nine months ended September 30, 2016, as compared to $43.6 million for the nine months ended September 30, 2015. This decrease was primarily attributable to the Partnership's historical midstream assets, which recognized revenue of $4.7 million for the nine months ended September 30, 2016 as compared to $27.1 million for the nine months ended September 30, 2015. This decrease reflects $0.1 million of transloading and heating revenue during the nine months ended September 30, 2016 as compared to transloading revenue of $9.8 million and MVC’s of $10.1 million in the first three quarters of 2015 due to the AES contract terminations. This decrease was partially offset by the Azure System which increased $17.2 million primarily related to the recognition of $18.5 million of MRC in the third quarter of 2016.

Cost of Natural Gas and NGLs

Cost of natural gas and NGLs decreased by $3.3 million to $11.6 million for the nine months ended September 30, 2016, as compared to $14.9 million for the nine months ended September 30, 2015. This decrease was primarily attributed to the Azure System, which recognized cost of $5.4 million for the nine months ended September 30, 2016 compared to $10.0 million for the nine months ended September 30, 2015. The decrease in the Azure System was attributable to lower commodity prices and volumes purchased, which directly correlates to the decrease in natural gas, NGLs and condensate revenue for the period. The decrease in cost of natural gas and NGLs attributed to the Azure System was partially offset by an increase of $1.3 million attributable to the Partnership's historical midstream assets, which are included within the condensed consolidated results of operations subsequent to the Transaction Date.

Operation and Maintenance Expense

Operation and maintenance expense decreased by $3.8 million to $11.7 million for the nine months ended September 30, 2016, as compared to $15.5 million for the nine months ended September 30, 2015. This decrease reflects a $3.3 million decrease in the Azure System’s operations and maintenance expense and a $0.5 million decrease in the Partnership’s historical midstream assets operations maintenance expense, and was a result of lower compression rental, asset integrity management and repairs and maintenance expenses.

General and Administrative Expense

General and administrative expense increased by $0.9 million to $11.7 million for the nine months ended September 30, 2016, as compared to $10.8 million for the nine months ended September 30, 2015. This increase was related to: (i) $1.5 million increase in costs related to the amendments to the Credit Agreement; (ii) $0.7 million increase in insurance expense primarily related to D&O insurance; (iii)  $0.6 million increase in professional fees; (iv) $0.6 million increase in unit based compensation expense in connection with the LTIP; (v) $0.2 million increase in board of director fees; (vi) $0.1 million increase in legal fees; and (vii) $0.1 million increase in computer licenses, subscriptions and maintenance expense; partially offset by (viii) $2.3 million of allocated expenses in 2015, of which $1.4 million related to the Legacy System and $0.9 million related to the ETG System; and (ix) $0.6 million decrease in transaction costs related to the reverse merger and the contribution of the ETG System in 2015.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased  $2.0 million to $13.0 million for the nine months ended September 30, 2016, as compared to $15.0 million for the nine months ended September 30, 2015. This decrease was primarily the result of a $2.2 million decrease in amortization expense related to the elimination of intangible assets in connection with the AES Agreement. In addition, the Partnership's historical midstream assets depreciation and amortization expense decreased $0.2 million related to: (i) lower asset balances primarily related to an impairment of $78.3 million to adjust the processing assets to their net realizable value in the first quarter of 2016; and (ii) the sale of our 100 MMcf/d Panola processing plant and our Murvaul pipeline to Align. See Recent Developments — “Disposition of Assets”. This decrease was partially offset by increased depreciation expense of $0.4 million related to the Legacy System.

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

In September 2015, impairments resulted from the full write-off of $215.8 million of goodwill.

During the third quarter of 2015, as part of our annual assessment of goodwill, and in light of the continued deterioration of energy related commodity prices and an extended decline in the Partnership’s unit price, we engaged a third-party valuation firm to perform a goodwill impairment analysis. The Partnership determined that the carrying amount of goodwill attributable to the Marlin Midstream assets was fully impaired as a result of the significant declines in natural gas and NGL prices affecting future volumes.

Interest Expense

Interest expense increased by $1.4 million to $10.1 million for the nine months ended September 30, 2016, as compared to $8.7 million for the nine months ended September 30, 2015.

Interest expense increased $4.3 million due to interest expense calculated on an average debt balance of $211.1 million at an average rate of 5.3% for the nine months ended September 30, 2016, versus interest calculated on an average debt balance of $184.2 million at an average interest rate of 3.4% for the period March 1, 2015 to September 30, 2015 related to the Credit Agreement. Deferred financing cost amortization increased $1.2 million, of which $0.3 million was a write down, in the second quarter of 2016, related to a reduction in borrowing base on the Credit Agreement and $0.3 million was a write down, in the third quarter of 2016, related to a $41.0 million payment on the Credit Agreement.

These increases in interest expense were partially offset by allocated interest expense related to the Azure Credit Agreement in 2015. Interest expense was allocated to the Partnership from the Azure System based on an average long-term debt balance of $192.0 million for the period January 1, 2015 to February 28, 2015, resulting in additional interest expense of $2.3 million of which $0.3 million was associated with the allocation of deferred financing cost amortization expense. In addition, the average long-term debt balance allocated to the ETG System of $54.4 million for the period March 1, 2015 to June 30, 2015, resulted in additional interest expense of $1.7 million of which $0.2 million was associated with the allocation of deferred financing cost amortization expense. These allocations were calculated using an average interest rate of 6.5% related to the Azure Credit Agreement.

Gain on Sale of Assets

On August 4, 2016, we sold our 100 MMcf/d Panola I processing plant and our Murvaul pipeline to Align.  The purchase price was $44.9 million in cash, less certain agreed-upon adjustments in respect of ad valorem taxes on the assets sold. We recorded a gain of $4.8 million on the sale of these assets. Proceeds of $41.0 million from the Sale Agreement were used to pay down debt under the Credit Agreement. See Recent Developments — “Disposition of Assets”.

Other (Income) Expense, Net

Other (income) expense, net increased $1.7 million to income of $0.1 million for the nine months ended September 30, 2016, as compared to expense of $1.7 million for the nine months ended September 30, 2015. This increase was primarily attributable to a decrease in expense of $1.6 million, related to the ETG System, for transaction costs allocated by AME in connection with the Transactions in the first quarter of 2015.

Income Tax Expense (Benefit)

Income tax expense (benefit) increased by $0.9 million to an income tax benefit of $0.1 million for the nine months ended September 30, 2016, as compared to income tax expense of $0.8 million for the nine months ended September 30, 2015. The income tax benefit recognized in the nine months ended September 30, 2016 is a result of the decrease in net book value of fixed assets as a result of the impairment as compared to the tax basis for fixed assets.  The income tax expense recognized in the nine months ended September 30, 2015 reflects a larger book to tax difference as a result of the newly acquired assets after the reverse merger.

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

Ability to Continue as a Going Concern

The precipitous decline in oil and natural gas prices during 2015 and into 2016 has had a significant adverse impact on our business, and the Partnership’s ability to comply with financial covenants and ratios in the Credit Agreement.  Based upon our current estimates and expectations for commodity prices in 2016, we do not expect to remain in compliance with all of the restrictive covenants contained in the Credit Agreement throughout 2016 unless those requirements are waived or amended. Absent a waiver or amendment, failure to meet these covenants and ratios would result in a default and, to the extent the Lenders so elect, an acceleration of the existing indebtedness, causing such debt of approximately $173.5 million to be immediately due and payable.  The Partnership does not currently have adequate liquidity to repay all of its outstanding debt in full if such debt were accelerated.

Distributions

For the quarters ended September 30, 2016, June 30, 2016, March 31, 2016 and December 31, 2015, we suspended distributions on our limited partner interests. Should the distributions be reinstated, the common unitholders will be entitled to receive the minimum quarterly distribution of $0.35 per unit in arrears for each quarter as to which the distributions were suspended.  Payment of any such amount in arrears will be subject to our board of directors’ approval and compliance with the terms of our Partnership Agreement and the agreements governing our indebtedness. The board of directors will continue to evaluate the Partnership’s ability to reinstate the distribution, although reinstatement of distributions is not expected in the near term absent substantial improvement in our operating performance and compliance with the terms of our Credit Agreement.

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

Credit Agreement

On February 27, 2015, we entered into the Credit Agreement, which matures on February 27, 2018.

The Credit Agreement requires that all domestic restricted subsidiaries guarantee our obligations and the obligations of the subsidiary guarantors under: (i) the Credit Agreement and other loan documents; (ii) certain hedging agreements and cash management agreements with the Lenders and affiliates of the Lenders; and (iii) all such obligations be secured by a security interest in substantially all of our assets and the assets of our subsidiary guarantors, in each case, subject to certain customary exceptions.

Borrowings under the Credit Agreement bear interest at the LIBOR Rate (as defined in the Credit Agreement) plus an applicable margin of 3.25% to 4.25% or the Base Rate, as defined in the Credit Agreement, plus an applicable margin of 2.25% to 3.25%, in each case, based on the Consolidated Total Leverage Ratio, as defined in the Credit Agreement.

All of the Partnership's domestic restricted subsidiaries guarantee our obligations under the Credit Agreement, and all such obligations are secured by a security interest in substantially all of our assets, in each case, subject to certain customary exceptions. The Credit Agreement contains affirmative and negative covenants customary for credit facilities of its size and nature that, among other things, limit or restrict our ability and the ability of our subsidiaries to: (i) incur additional debt; (ii) grant certain liens; (iii) make certain investments; (iv) engage in certain mergers or consolidations; (v) dispose of certain assets; (vi) enter into certain types of transactions with affiliates; and (vii) make distributions, with certain exceptions, including the distribution of Available Cash, as defined in the Partnership Agreement, if no default or event of default exists. As of September 30, 2016, we were in compliance with all of our covenants associated with the Credit Agreement, as amended.

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

Since the execution of the Second Amendment we have entered into several amendments to the credit facility which have, among other things,: i) waived certain covenants of default for specific periods of time; (ii) reduced the borrowing capacity under the Credit Agreement; (iii) restricted the amount of capital expenditures the Partnership may make; and (iv) required the Partnership to submit plans to sell assets of the Partnership and plans to raise capital.

Please see Recent Developments — “Going Concern Uncertainty” and “Amendments to Credit Agreement”  for further discussion of these ammendments.

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

CASH FLOWS

The following table summarizes net cash flows provided by (used in) operating activities, investing activities and financing activities for the nine months ended September 30, 2016 and 2015:

In thousands	Nine Months Ended September 30,
	2016	2015	Change
Net cash provided by (used in):
Operating activities	$3,553	$7,999	$(4,446)
Investing activities	$43,377	$39,540	$3,837
Financing activities	$(43,287)	$(39,154)	$(4,133)

Operating Activities.  Cash flows provided by operating activities for the nine months ended September 30, 2016 were $3.6 million compared to cash flows provided by operating activities of $8.0 million for the nine months ended September 30, 2015. The net use of cash flows from operating activities of $4.4 million was primarily due to: (i) gain on sale of equipment of $4.8 million; (ii) $4.0 million from changes in operating assets and liabilities; (iii) lower depreciation and amortization expense of $2.0 million; and (iv) lower deferred income tax liability of $0.8 million; partially offset by (v)  increase in net income of $5.9 million, net of $108.3 million of impairments related to intangible asset and fixed asset impairments of $107.5 million in the first quarter of 2016 versus $215.8 million of goodwill impairment in 2015 and the recognition of deferred revenue related to an MRC of $18.5 million in the third quarter of 2016; (vi) higher deferred financing cost amortization expense of $0.7 million; and (vii) higher unit based compensation expense related to the Marlin Midstream Partners, LP 2013 Long-Term Incentive Plan ("LTIP") of $0.6 million.

Investing Activities.    Cash flows provided by investing activities were $43.4 million for the nine months ended September 30, 2016 compared to cash flows provided by investing activities of $39.5 million for the nine months ended September 30, 2015. The cash flows provided by investing activities for the nine months ended September 30, 2016 were related to: (i) $44.6 million proceeds from the sale of our Panola I processing plant and Murvaul pipeline to Align; (ii) $0.3 million proceeds received under aid-in-construction contracts; partially offset by (iii) capital expenditures of $1.6 million.  The cash flows provided by investing activities for the nine months ended September 30, 2015 were associated with: (i) $117.3 million in cash acquired in the Transactions, which represents the net cash held by the Partnership immediately prior to the business combination. The net cash balance held by the Partnership immediately prior to the business combination was assumed to be the $180.8 million in cash borrowed under the Credit Agreement less the $63.0 million paid in connection with the redemption of 90 IDR Units from NuDevco; (ii) $2.0 million of amounts received under aid-in-construction contracts; partially offset by (iii) $76.2 million distribution related to the Contribution Agreement; and (iv) $3.5 million of capital expenditures.

Financing Activities. Cash flows used in financing activities were $43.3 million for the nine months ended September 30, 2016 compared to cash flows used in financing activities of $39.2 million for the nine months ended September 30, 2015. The cash flows used in financing activities for the nine months ended September 30, 2016 were associated with; (i) repayment of debt under the Credit Agreement of $58.2 million; and (ii) payment of $0.1 million related to withholding taxes on vested units under the LTIP; partially offset by (iii) proceeds from the AES line of credit of $15.0 million. The cash flows used in financing activities for the nine months ended September 30, 2016 were: (i) $99.5 million cash distribution related to the Transactions; (ii) $48.5 million repayment on the Credit Agreement from proceeds from a public offering of our common units; (iii) $15.0 million repayment on the Partnership's previous existing credit facility in connection with the Transactions; (iv) $15.0 million quarterly distribution to unitholders; (v) $3.8 million of consideration paid in excess of net book value related to the Contribution Agreement; (vi) $3.7 million of allocated repayments of long-term debt related to the Azure Credit Agreement; and (vii) $0.3 million payment of deferred financing costs related to the Credit Agreement; partially offset by (viii)  $93.5 million of borrowings under our Credit Agreement; (ix) $49.5 million proceeds from a public offering of our common units; and (x) $3.7 million of net contributions related to parent company net investment for the period January 1, 2015 to February 28, 2015 related to the Azure System.

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

CONTRACTUAL OBLIGATIONS

A summary of our contractual obligations as of September 30, 2016 is as follows:

In thousands	2016	2017	2018	2019	2020	Thereafter	Total
Operating lease agreements (1)	$149	$399	$290	$274	$274	$1,017	$2,403
Employment contracts	304	515	—	—	—	—	819
Long-term debt (2)	3,091	12,398	175,448	—	—	—	190,937
Total	$3,544	$13,312	$175,738	$274	$274	$1,017	$194,159

(1)

The contractual obligations associated with operating lease agreements relate to various midstream property and equipment operating leases that are used in our gathering, processing and transloading operations and have terms of greater than one year.

(2)

The Partnership has been unable to obtain waivers of non-compliance of debt covenants greater than twelve months from the Lenders. Consequently, the Lenders may call the loan at any time making the loan immediately due and payable. Therefore, we have classified the Credit Agreement as a current liability in our condensed consolidated balance sheets. However, our maturity date with the Lenders has not been amended and the table above reflects the current anticipated obligations under the Credit Agreement. The Credit Agreement has a maturity date of February 27, 2018, and we have estimated the outstanding borrowings as of September 30, 2016 will be paid at maturity. We have estimated a weighted average interest rate of 7.15% in determining the future interest obligations associated with the Credit Agreement.

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

Subsequent to the closing of the Transactions, we awarded phantom units under the LTIP to certain named executive officers and employees of the General Partner. Each phantom unit is the economic equivalent of one common unit of the Partnership and entitles the grantee to receive one common unit or an amount of cash equal to the fair market value of a common unit upon the vesting of the phantom unit. The phantom units shall vest in three equal annual installments the first of which vested on July 1, 2016. In addition, we awarded common units under the LTIP to an employee of the General Partner, which vested immediately upon issuance.

On January 27, 2016, the Partnership awarded additional phantom units under the LTIP to executive officers and certain employees of the General Partner.  The phantom units vested in a single installment which took place on July 18, 2016.

Our policy for estimating the weighted average annual forfeiture rate is based on historical forfeitures since the inception of the LTIP.

NEW ACCOUNTING STANDARDS

Accounting standard‑setting organizations frequently issue new or revised accounting rules and pronouncements. We regularly review new accounting rules and pronouncements to determine their affect, if any, on our financial statements.

In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amends ASC Topic 230, Statement of Cash Flows (“ASU 2016-15”). The amendments in ASU 2016-15 provide guidance on the following eight specific cash flow issues: (i) debt prepayment or debt extinguishment costs; (ii) settlement of zero-coupon bonds; (iii) contingent consideration payments made after a business combination; (iv) proceeds from the settlement of insurance claims; (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (vi) distributions received from equity method investees; (vii) beneficial interests in securitization transactions; and (viii) separately identifiable cash flows and application of the predominance principal. ASU 2016-15 is effective for public business entities for annual and interim periods beginning after December 17, 2017. Early adoption is permitted.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation (“ASU 2016-09”). The new standard will require the following: (i) all of the tax effects related to share-based payments at settlement (or expiration) to be recorded through the income statement, and is required to be applied prospectively; (ii) the new standard also allows entities to withhold taxes of an amount up to the employees’ maximum individual tax rate in the relevant jurisdiction without resulting in liability classification of the award, and is required to be adopted using a modified retrospective approach; and (iii) forfeitures can be estimated, as currently required, or recognized when they occur. If elected, the change to recognize forfeitures when they occur must be adopted using a modified retrospective approach. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016 including interim periods within those annual periods. Early adoption is permitted. This standard became effective for us July 1, 2016.

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

In February 2015, the FASB issued a new accounting pronouncement to respond to stakeholders’ concerns about the current accounting for consolidation of certain legal entities. The update provides additional guidance to reporting entities in evaluating whether certain legal entities, such as limited partnerships, limited liability corporations and securitization structures, should be consolidated. The update is considered to be an improvement on current accounting requirements as it reduces the number of existing consolidation models. The update was implemented by us on January 1, 2016, and had no effect on our condensed consolidated financial statements or related disclosures.

In September 2015, the FASB issued a new accounting standard, which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. The update was implemented by us on January 1, 2016.

In April 2015, the FASB issued a new accounting standard that simplifies the presentation of debt issuance costs. The amended guidance requires that debt issuance costs related to a recognized debt liability be presented within the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Partnership adopted the guidance effective January 1, 2016. The standard only affected the presentation of the Partnership's condensed consolidated balance sheet and did not affect any of the Partnership's other condensed consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

We have exposure to changes in interest rates under our amended Credit Agreement. The credit markets continues to produce an environment of low interest rates. It is possible that monetary policy will tighten, resulting in higher interest rates to counter possible inflation. Interest rates on our Credit Agreement, which is under floating interest rates, and future debt offerings could be higher than current levels, causing our financing costs to increase accordingly.  For the nine months ended September 30, 2016, a 1% change in the interest rate under our Credit Agreement would have resulted in a $1.3 million change in interest expense.

Commodity Price Risk

Energy commodity prices can affect our profitability indirectly by influencing the level of drilling and production activity by our producer customers, the willingness of our non-producer customers to purchase natural gas for processing and the volumes of natural gas delivered to us for processing by all of our customers.

Beginning in the second half of 2014 and continuing through the issuance of these condensed consolidated financial statements, commodity prices have experienced increased volatility. In particular, natural gas, crude oil and NGL prices have decreased significantly. As a result of the decline in commodity prices and associated decline in upstream drilling activity, we have experienced a decline in the growth in volume of natural gas we gather and process for our customers.

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

Counterparty and Customer Credit Risk

For the nine months ended September 30, 2016, we had three customers that each accounted for more than 10% of our revenues. Those customers were BP plc, which accounted for 16.1%, Conoco Phillips, which accounted for 12.6% and DCP NGL Services, LLC, which accounted for 11.8% of our revenues. These percentages are based on revenue of $34.5 million and does not reflect the one time recognition of deferred revenue of $18.5 million related to one customer in the third quarter of 2016.

Per the terms of the AES Agreement, our three-year fee-based gathering and processing agreement with AES at our Panola County processing facility was terminated.  Under this agreement, AES paid us a fixed fee per Mcf, subject to an annual inflation adjustment, for gathering, treating, compression and processing services and a per gallon fixed fee for NGL transportation services.  We will have to replace the existing contract with new arrangements with other customers if we are to continue operations at this facility. AES has historically been our sole customer with respect to our crude oil logistics business, and we have derived the substantial majority of our transloading revenues from AES.  AES contracts represented 100% of the capacity at our Wildcat, Big Horn, and East New Mexico facilities. The AES contract terminations have materially and adversely affected our crude oil logistics business.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of our General Partner performed an evaluation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC and to ensure that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our General Partner's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer of our General Partner have concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Partnership’s internal control over financial reporting, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act during the third fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

(a) Limited Duration Waiver Agreement to Credit Agreement

On October 28, 2016, the Partnership entered into a limited duration waiver agreement with the Lenders.

Declining commodity prices throughout 2015 and continuing in 2016, have adversely affected the Partnership’s ability to comply with the financial covenants included in the Credit Agreement with the Lenders. On September 27, 2016, the Partnership entered into a limited duration waiver agreement to the Credit Agreement, which waived certain covenant defaults until October 28, 2016.

Terms of the limited duration waiver agreement executed October 28, 2016 include:

•	extended the waiver of certain covenant defaults until November 30, 2016:
•	borrowing capacity remained unchanged from prior limited duration waiver agreement at $173.7 million; and
•

No later than November 15, 2016, the Partnership will set up a data room containing all information reasonably anticipated to be required by potential purchasers to conduct an evaluation of a capital raise involving the Partnership’s equity and the marketing and sale of all of the Partnership’s and its subsidiaries’ assets.

The foregoing description of the limited duration waiver agreement dated October 28, 2016, is not complete and is qualified in its entirety by reference to the full text of the limited duration waiver agreement, which is filed as Exhibit 10.1 to this Quarterly Report and incorporated in this item 5(a) by reference.

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

Azure Midstream Partners, LP
By: Azure Midstream Partners GP, LLC,
The General Partner of Azure Midstream Partners, LP

November 2, 2016	/s/ Amanda Bush
Amanda Bush
Chief Financial Officer of Azure Midstream Partners GP, LLC
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

2.1*†	Asset Purchase and Sale Agreement between Marlin Midstream, LLC and AMP ETX Gathering, LLC dated as of August 4, 2016.	10-Q	2.1	8/8/2016	001-36018

3.1	Certificate of Limited Partnership of Marlin Midstream Partners, LP.	DRS	3.1	5/3/2013	377-00170

3.2	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Azure Midstream Partners, LP, effective as of March 30, 2016.	8-K	3.1	4/5/2016	001-36018

3.3	Certificate of Formation of Marlin Midstream GP, LLC.	DRS	3.3	5/3/2013	377-00170

10.1*

Azure Midstream Partner, LP Limited Duration Waiver Agreement, dated as of October 28, 2016, by and among Azure Midstream Partners, LP, as borrower and Wells Fargo Bank, National Association, as administrative agent, and the lender parties thereto.

10.2	Partnership Incentive and Retention Bonus Program.	8-K	10.1	9/27/2016	001-36018

10.3	Limited Duration Waiver Agreement and Amendment No. 6 to Credit Agreement, dated as of September 27, 2016, by and among Azure Midstream Partners, LP, as borrower, the subsidiaries of Azure Midstream Partners, LP, as guarantors, Wells Fargo Bank, National Association, as administrative agent, and the lender parties thereto.	8-K	10.1	9/29/2016	001-36018

10.4	Limited Duration Waiver Agreement and Amendment No. 5 to Credit Agreement, dated as of August 12, 2016, by and among Azure Midstream Partners, LP, as borrower, the subsidiaries of Azure Midstream Partners, LP, as guarantors, Wells Fargo Bank, National Association, as administrative agent, and the lender parties thereto.	8-K	10.1	8/16/2016	001-36018

10.5	Limited Duration Waiver Agreement and Amendment No. 4 to Credit Agreement, dated as of June 30, 2016, by and among Azure Midstream Partners, LP, as borrower, the subsidiaries of Azure Midstream Partners, LP, as guarantors, Wells Fargo Bank, National Association, as administrative agent, and the lender parties thereto.	8-K	10.1	7/1/2016	001-36018

10.6	Retention of Services Agreement between Azure Midstream Partners, GP, LLC on behalf of Azure Midstream Partners, LP and I.J. “Chip” Berthelot, II dated as of July 1, 2016.	8-K	10.2	7/1/2016	001-36018

10.7	Settlement Agreement Regarding AES Contracts between Azure Midstream Partners, LP, Marlin Midstream, LLC and Marlin Logistic, LLC and Associated Energy Services, LP, NuDevco Midstream Development, LLC and Marlin IDR Holdings, LLC dated effective March 31, 2016.	8-K	10.1	4/5/2016	001-36018

10.8	Amendment No.3 to Credit Agreement and Amendment No. 2 to Security Agreement.	10-K	10.1	3/30/2016	001-36018

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32**	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

        *    Filed Herewith.

        ** Furnished Herewith.

        †    The schedules to this agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K.